Form 10-Q
period 1996-03-31
AMERICAN INCOME FUND I-A
filed 1996-05-15
CIK 868677

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended      March 31, 1996
                              -------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________________ to ________________________

                               ____________________


For Quarter Ended March 31, 1996                  Commission File No. 33-35148


         American Income Fund I-A, Massachusetts Limited Partnership
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                               04-3097216
- --------------------------------------------               --------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                               Identification No.)

98 North Washington Street, Boston, MA                       02114
- --------------------------------------------               --------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (617) 854-5800
                                                   ----------------------------


- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____
                                             -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes____ No____

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                                     INDEX


                                                                              Page
                                                                              ----
PART I.  FINANCIAL INFORMATION:

  Item 1. Financial Statements

     Statement of Financial Position
          at March 31, 1996 and December 31, 1995                                3

     Statement of Operations
          for the three months ended March 31, 1996 and 1995                     4

     Statement of Cash Flows
          for the three months ended March 31, 1996 and 1995                     5

     Notes to the Financial Statements                                         6-8


  Item 2.  Managements Discussion and Analysis of Financial
           Condition and Results of Operations                                9-12


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                                   13

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION
                     March 31, 1996 and December 31, 1995

                                  (Unaudited)

                                                                March 31,       December 31,
                                                                  1996              1995
                                                              ------------      ------------
ASSETS
- ------

Cash and cash equivalents                                     $  1,583,907      $  1,595,008

Rents receivable                                                    66,498            75,152

Accounts receivable - affiliate                                     87,077            35,962

Equipment at cost, net of accumulated depreciation
    of $4,274,123 and $4,245,887 at March 31 1996
    and December 31, 1995                                          780,820           877,302
                                                              ------------      ------------

       Total assets                                           $  2,518,302      $  2,583,424
                                                              ============      ============

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                                                 $         --      $      5,186
Accrued interest                                                        --               135
Accrued liabilities                                                 97,315            25,830
Accrued liabilities - affiliate                                     14,406             7,685
Deferred rental income                                              19,298             9,384
Cash distributions payable to partners                             104,003           113,003
                                                              ------------      ------------

       Total liabilities                                           235,022           161,223
                                                              ------------      ------------
Partners' capital (deficit):
    General Partner                                               (202,721)         (195,775)
    Limited Partnership Interests
    (286,274 Units; initial purchase price of $25 each)          2,486,001         2,617,976
                                                              ------------      ------------

       Total partners' capital                                   2,283,280         2,422,201
                                                              ------------      ------------

       Total liabilities and partners' capital                $  2,518,302      $  2,583,424
                                                              ============      ============

                  The accompanying notes are an integral part
                        of these financial statements.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                            STATEMENT OF OPERATIONS
              for the three months ended March 31, 1996 and 1995

                                  (Unaudited)

                                                                                1996                  1995
                                                                           -------------         -------------

Income:

    Lease revenue                                                          $     141,153         $     219,964

    Interest income                                                               19,585                23,602

    Gain (loss) on sale of equipment                                              12,555                (7,113)
                                                                           -------------         -------------
       Total income                                                              173,293               236,453
                                                                           -------------         -------------


Expenses:

    Depreciation and amortization                                                 88,138               154,735

    Interest expense                                                                  --                 3,580

    Equipment management fees - affiliate                                          8,884                 9,462

    Operating expenses - affiliate                                               111,189                16,297
                                                                           -------------         -------------

       Total expenses                                                            208,211               184,074
                                                                           -------------         -------------


Net income (loss)                                                          $     (34,918)        $      52,379
                                                                           =============         =============

Net income (loss)
    per limited partnership unit                                           $       (0.12)        $        0.17
                                                                           =============         =============

Cash distribution declared
    per limited partnership unit                                           $        0.35         $        0.75
                                                                           =============         =============

                  The accompanying notes are an integral part
                         of these financial statements.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS
              for the three months ended March 31, 1996 and 1995

                                  (Unaudited)

                                                                              1996                  1995
                                                                        --------------        ---------------
Cash flows from (used in) operating activities:
Net income (loss)                                                       $      (34,918)       $        52,379

Adjustments to reconcile net income to
   net cash from operating activities:
       Depreciation and amortization                                            88,138                154,735
       (Gain) loss on sale of equipment                                        (12,555)                 7,113

Changes in assets and liabilities
   Decrease (increase) in:
       rents receivable                                                          8,654                 22,037
       accounts receivable - affiliate                                         (51,115)               (35,751)
   Increase (decrease) in:
       accrued interest                                                           (135)                  (667)
       accrued liabilities                                                      71,485                 (5,235)
       accrued liabilities - affiliate                                           6,721                  8,840
       deferred rental income                                                    9,914                 10,060
                                                                        --------------        ---------------

          Net cash from operating activities                                    86,189                213,511
                                                                        --------------        ---------------

Cash flows from investing activities:
   Proceeds from equipment sales                                                20,899                 37,500
                                                                        --------------        ---------------

          Net cash from investing activities                                    20,899                 37,500
                                                                        --------------        ---------------

Cash flows used in financing activities:
   Principal payments - notes payable                                           (5,186)               (69,602)
   Distributions paid                                                         (113,003)              (226,006)
                                                                        --------------        ---------------

          Net cash used in financing activities:                              (118,189)              (295,608)
                                                                        --------------        ---------------

Net decrease in cash and cash equivalents                                      (11,101)               (44,597)

Cash and cash equivalents at beginning of period                             1,595,008              1,458,958
                                                                        --------------        ---------------

Cash and cash equivalents at end of period                              $    1,583,907        $     1,414,361
                                                                        ==============        ===============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                             $          135        $         4,247
                                                                        ==============        ===============

                  The accompanying notes are an integral part
                        of these financial statements.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements
                                March 31, 1996

                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and results of operations for the three month periods ended March 31, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

     At March 31, 1996, the Partnership had $1,580,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $474,519 are due as follows:

     For the year ending March 31, 1997              $ 284,369
                                   1998                115,664
                                   1999                 74,486
                                                     ---------

                                   Total             $ 474,519
                                                     =========


                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)


NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Partnership at March 31, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                         Lease Term                   Equipment
       Equipment Type                     (Months)                     at Cost
- ----------------------------             ----------                 ------------
Aircraft                                  10 - 36                   $  2,718,306
Materials handling                         2 - 60                      1,562,538
Communications                            23 - 60                        383,676
Computers & peripherals                    1 - 51                        265,637
Retail store fixtures                     12 - 47                         63,750
Tractors & heavy duty trucks                   78                         61,036
                                                                    ------------
                             Total equipment cost                      5,054,943

                         Accumulated depreciation                     (4,274,123)
                                                                    ------------

       Equipment, net of accumulated depreciation                       $780,820
                                                                    ============

     At March 31, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,909,500 representing approximately 58% of total equipment cost.

     The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $1,228,000 and $205,000, respectively, at March 31, 1996. The equipment includes the Partnerships proportionate interest in a Boeing 727-251 Advanced aircraft (the Aircraft), formerly leased to Northwest Airlines, Inc., having a cost and net book value of $1,080,617 and $200,058, respectively, at March 31, 1996. This aircraft was returned upon expiration of its lease term on November 30, 1995 and is currently undergoing heavy maintenance expected to cost the Partnership approximately $70,000, all of which was accrued during the three months ended March 31, 1996. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines, to release the Aircraft at a base rent to the Partnership of $8,294 per month, effective upon completion of the heavy maintenance.

     Effective January 1, 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Adoption of this statement did not have a material impact on the financial statements of the Partnership.


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)

                                             1996              1995
                                         -----------        ----------
     Equipment management fees           $     8,884        $    9,462
     Administrative charges                    3,138             3,000
     Reimbursable operating expenses
       due to third parties                  108,051            13,297
                                         -----------        ----------

                     Total               $   120,073        $   25,759
                                         ===========        ==========


     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1996, the Partnership was owed $87,077 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1996.


NOTE 7 - SUBSEQUENT EVENT
- -------------------------

     Pursuant to its agreements with PLM International, Inc., referred to in
Note 8 of the Partnerships 1995 financial statements, American Finance Group agreed to change its name and logo, except where they are used in connection with the Partnership and other affiliated investment programs. For all other purposes, American Finance Group will operate as Equis Financial Group effective April 2, 1996.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                        PART I.  FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three months ended March 31, 1996 compared to the three months ended March 31,
- ------------------------------------------------------------------------------
1995:
- -----

Overview
- --------

     As an equipment leasing partnership, the Partnership was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Partnership's portfolio will progress through various stages. Initially, all equipment will generate rental revenue under primary term lease agreements. During the life of the Partnership, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Partnership's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will begin to fluctuate. Ultimately, all equipment will be sold and the Partnership will be dissolved. The Partnership's operations commenced in 1990.


Results of Operations
- ---------------------

     For the three months ended March 31, 1996, the Partnership recognized lease revenue of $141,153 compared to $219,964 for the same period in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

     The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

     For the three months ended March 31, 1996, the Partnership sold equipment having a net book value of $8,344 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $12,555 compared to a net loss of $7,113 on equipment having a net book value of $44,613 for the same period in 1995.

     It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


     The ultimate realization of residual value for any type of equipment is dependent upon many factors, including AFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. AFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

     The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the equipment.

     Depreciation and amortization expense for the three months ended March 31, 1996 was $88,138 compared to $154,735 for the same period in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $3,580 or 1.6% of lease revenue for the three months ended March 31, 1995. Management fees were 6.3% of lease revenue for the three months ended March 31, 1996 compared to 4.3% of lease revenue for the same period in 1995. Management fees during the three months ended March 31, 1996 include $2,088 resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The increase in operating expenses in the three months ended March 31, 1996 compared to the same period in 1995 is due primarily to heavy maintenance costs incurred or accrued in connection with certain of the Partnerships Boeing 727 aircraft. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. For the three months ended March 31, 1996, operating activities generated net cash inflows of $86,189 compared to $213,511 for the same period in 1995. Future renewal, release and equipment sale activities will continue to cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will continue to decline as the Partnership experiences a higher frequency of remarketing events.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION



     On November 30, 1995, upon the expiration of its lease term, Northwest Airlines, Inc. (Northwest), returned a Boeing 727-251 Advanced aircraft (the Aircraft) in which the Partnership has an 11.6% ownership interest. The Partnerships interest in the Aircraft had a cost and net book value of $1,080,617 and $200,058, respectively, at March 31, 1996. The Aircraft is currently undergoing heavy maintenance expected to cost the Partnership approximately $70,000. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines to release the Aircraft at a base rent to the Partnership of $8,294 per month, effective upon completion of the heavy
maintenance.   A second aircraft, in which the Partnership has a 2.5% ownership interest, will be returned by Northwest upon the expiration of its lease on December 31, 1996. The Partnerships interest in the aircraft had a cost and net book value of $269,947 and $52,953, respectively, at March 31, 1996.

     Ultimately, the Partnership will dispose of all assets under lease. This will occur principally through sale transactions whereby each asset will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each asset's primary or renewal/re-lease term. In certain instances, casualty or early termination events may result in the disposal of an asset. Such circumstances are infrequent and usually result in the collection of stipulated cash settlements pursuant to terms and conditions contained in the underlying lease agreements.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1996, the Partnership realized $20,899 in equipment sale proceeds compared to $37,500 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The Partnerships notes payable were fully amortized during the three months ended March 31, 1996.

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1996, the Partnership declared total cash distributions of Distributable Cash from Operations and Distributable Cash From Sales and Refinancings of $104,003. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $98,803, and the General Partner was allocated 5%, or $5,200. The first quarter 1996 cash distribution was paid on April 15, 1996.

     Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION



circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

     The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                          PART II.  OTHER INFORMATION



     Item 1.              Legal Proceedings
                          Response:  None

     Item 2.              Changes in Securities
                          Response:  None

     Item 3.              Defaults upon Senior Securities
                          Response:  None

     Item 4.              Submission of Matters to a Vote of Security Holders
                          Response:  None

     Item 5.              Other Information
                          Response:  None

     Item 6(a).           Exhibits
                          Response:  None

     Item 6(b).           Reports on Form 8-K
                          Response:  None

                                SIGNATURE PAGE



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



         AMERICAN INCOME FUND I-A, a Massachusetts Limited Partnership


                  By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                  By:    /s/  Michael J. Butterfield
                         ----------------------------------------------
                         Michael J. Butterfield
                         Treasurer of AFG Leasing VI Incorporated
                         (Duly Authorized Officer and
                         Principal Accounting Officer)


                  Date:  May 15, 1996
                         ----------------------------------------------



                  By:    /s/  Gary Romano
                         ----------------------------------------------
                         Gary M. Romano
                         Clerk of AFG Leasing VI Incorporated
                         (Duly Authorized Officer and
                         Principal Financial Officer)


                  Date:  May 15, 1996
                         ----------------------------------------------