Form 10-Q
period 1996-06-30
AMERICAN INCOME FUND I-A
filed 1996-08-14
CIK 868677

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                              -----------------------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------   ---------------------------

                              --------------------

For Quarter Ended June 30, 1996             Commission File No. 33-35148

      American Income Fund I-A, a Massachusetts Limited Partnership
- --------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

Massachusetts                                                04-3097216
- ----------------------------------------------------      ----------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                              Identification No.)

98 North Washington Street, Boston, MA                              02114
- ----------------------------------------------------      ----------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
                                                  ------------------------------

- --------------------------------------------------------------------------------
         (Former name, former address and former fiscal year,
                     if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---  ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes      No
                                                       ---     ---

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q


                                     INDEX

                                                                 Page
                                                                 ----

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

   Statement of Financial Position
       at June 30, 1996 and December 31, 1995                        3

   Statement of Operations
       for the three and six months ended
       June 30, 1996 and 1995                                        4

   Statement of Cash Flows
       for the six months ended June 30, 1996 and 1995               5

   Notes to the Financial Statements                               6-8

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        9-12


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                       13


                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)

                                           June 30,    December 31,
                                             1996          1995
                                          -----------  ------------
ASSETS
- ------

Cash and cash equivalents                  $1,470,510    $1,595,008
Rents receivable                               30,325        75,152
Accounts receivable - affiliate                66,011        35,962
Equipment at cost, net of accumulated
 depreciation of $4,291,899 and
 $4,245,887 at June 30, 1996
 and December 31, 1995, respectively          813,714       877,302
                                           ----------    ----------

   Total assets                            $2,380,560    $2,583,424
                                           ==========    ==========


LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------
Notes payable                               $            $    5,186
Accrued interest                                   --           135
Accrued liabilities                            57,815        25,830
Accrued liabilities - affiliate                 4,757         7,685
Deferred rental income                          6,437         9,384
Cash distributions payable to partners        113,003       113,003
                                           ----------    ----------
   Total liabilities                          182,012       161,223
                                           ----------    ----------
Partners' capital (deficit):
   General Partner                           (206,957)     (195,775)
   Limited Partnership Interests
   (286,274 Units; initial purchase
    price of $25 each)                      2,405,505     2,617,976
                                           ----------    ----------

   Total partners' capital                  2,198,548     2,422,201
                                           ----------    ----------
   Total liabilities and partners'
    capital                                $2,380,560    $2,583,424
                                           ==========    ==========


                  The accompanying notes are an integral part
                         of these financial statements.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)


                                        Three Months           Six Months
                                       Ended June 30,        Ended June 30,
                                      1996       1995       1996       1995
                                    ---------  ---------  ---------  ---------

Income:
   Lease revenue                     $135,066   $211,845   $276,219   $431,809
   Interest income                     19,552     20,491     39,137     44,093
   Gain on sale of equipment            8,689     95,996     21,244     88,883
                                     --------   --------   --------   --------
   Total income                       163,307    328,332    336,600    564,785
                                     --------   --------   --------   --------

Expenses:
   Depreciation and amortization       86,989    137,895    175,127    292,630
   Interest expense                        --      2,451         --      6,031
   Equipment management fees
   - affiliate                          6,678      9,064     15,562     18,526
   Operating expenses
   - affiliate                         32,369     13,591    143,558     29,888
                                     --------   --------   --------   --------
   Total expenses                     126,036    163,001    334,247    347,075
                                     --------   --------   --------   --------

Net income                           $ 37,271   $165,331   $  2,353   $217,710
                                     ========   ========   ========   ========

Net income
   per limited partnership unit      $   0.12   $   0.55   $   0.01   $   0.72
                                     ========   ========   ========   ========
Cash distributions declared
   per limited partnership unit      $   0.38   $   0.75   $   0.75   $   1.50
                                     ========   ========   ========   ========

                  The accompanying notes are an integral part
                         of these financial statements.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                              1996          1995
                                          ------------  ------------
Cash flows from (used in) operating
activities:
Net income                                 $    2,353    $  217,710

Adjustments to reconcile net income to
     net cash from operating activities:
        Depreciation and amortization         175,127       292,630
        Gain on sale of equipment             (21,244)      (88,883)

Changes in assets and liabilities
     Decrease (increase) in:
        rents receivable                       44,827        (5,397)
        accounts receivable - affiliate       (30,049)       43,727
     Increase (decrease) in:
        accrued interest                         (135)         (605)
        accrued liabilities                    31,985            30
        accrued liabilities - affiliate        (2,928)           --
        deferred rental income                 (2,947)       (4,691)
                                           ----------    ----------
   Net cash from operating activities         196,989       454,521
                                           ----------    ----------
Cash flows from (used in) investing
 activities:
   Purchase of equipment                    (127,020)           --
                                           ----------
    Proceeds from equipment sales              36,725       206,899
                                           ----------    ----------
   Net cash from (used in) investing
    activities                                (90,295)      206,899
                                           ----------    ----------

Cash flows used in financing activities:
   Principal payments - notes payable          (5,186)     (122,756)
   Distributions paid                        (226,006)     (452,012)
                                           ----------    ----------
   Net cash used in financing activities     (231,192)     (574,768)
                                           ----------    ----------
Net increase (decrease) in cash and
 cash equivalents                            (124,498)       86,652

Cash and cash equivalents at beginning
 of period                                  1,595,008     1,458,958
                                            ---------     ---------

Cash and cash equivalents at end of
 period                                    $1,470,510    $1,545,610
                                           ==========    ==========

Supplemental disclosure of cash flow
 information:
Cash paid during the period for
    interest                                $      135    $    6,636
                                           ===========    ==========

                     Notes to the Financial Statements
                             June 30, 1996

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements
                                 June 30, 1996

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

  At June 30, 1996, the Partnership had $1,465,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $415,280 are due as follows:


  For the year ending June 30, 1997     $260,674
                               1998      104,949
                               1999       49,657
                                        --------

                              Total     $415,280
                                        ========

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)


NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Partnership at June 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                       Lease Term           Equipment
Equipment Type                          (Months)             at Cost
- --------------                         ----------           ---------

Aircraft                                 10 - 36          $ 2,845,326
Materials handling                        2 - 60            1,512,503
Communications                           23 - 60              383,676
Computers & peripherals                   1 - 51              239,322
Retail store fixtures                    12 - 47               63,750
Tractors & heavy duty trucks                  78               61,036
                                                           -----------
                            Total equipment cost            5,105,613

                        Accumulated depreciation           (4,291,899)
                                                           -----------

      Equipment, net of accumulated depreciation          $   813,714
                                                           ===========


  At June 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $3,036,520, representing approximately 59% of total equipment cost.

  The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $1,184,000 and $614,000, respectively, at June 30, 1996. This equipment includes the Partnership's proportionate interest in a Boeing 727-251 Advanced aircraft (the "Aircraft"), formerly leased to Northwest Airlines, Inc., having a cost and net book value of $1,080,617 and $188,019, respectively, at June 30, 1996. This aircraft was returned upon expiration of its lease term on November 30, 1995 and is currently undergoing heavy maintenance expected to cost the Partnership approximately $70,000, all of which was accrued during the three months ended March 31, 1996. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines to re-lease the Aircraft at a base rent to the Partnership of $8,294 per month, effective upon completion of the heavy maintenance. In addition, at June 30, 1996, the Partnership's portfolio included a proportionate interest in two Boeing 727-251 Advanced aircraft which were sold in July 1996 (See Note 6).


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)

                                    1996       1995
                                  ---------  --------

Equipment management fees          $ 15,562   $18,526
Administrative charges                6,276     6,276
Reimbursable operating
 expenses due to third parties      137,282    23,612
                                   --------   -------

  Total                            $159,120   $48,414
                                   ========   =======


          All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1996, the Partnership was owed $66,011 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1996.


NOTE 6 - SUBSEQUENT EVENT
- -------------------------

  During July 1996, the Partnership sold its interest in two Boeing 727-251 Advanced aircraft to the lessee, Northwest Airlines, Inc. The Partnership received lease termination rents of $64,140 and sale proceeds of $148,460. At June 30, 1996, the net carrying value of these aircraft to the Partnership was $106,544.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results
- -------------------------------------------------------------------------------
of Operations.
- --------------

Three and six months ended June 30, 1996 compared to the three and six months
- -----------------------------------------------------------------------------
ended June 30, 1995:
- --------------------

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


Results of Operations
- ---------------------

  For the three and six months ended June 30, 1996, the Partnership recognized lease revenue of $135,066 and $276,219, respectively, compared to $211,845 and $431,809 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

  For the three months ended June 30, 1996, the Partnership sold equipment having a net book value of $7,137 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $8,689 compared to a net gain of $95,996 on equipment having a net book value of $73,403 for the same period in 1995.

  For the six months ended June 30, 1996, the Partnership sold equipment having a net book value of $15,481 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $21,244 compared to a net gain of $88,883 on equipment having a net book value of $118,016 for the same period in 1995.

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

  Depreciation and amortization expense for the three and six months ended June 30, 1996 was $86,989 and $175,127, respectively, compared to $137,895 and
$292,630 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $2,451 and $6,031, or 1.2% and 1.4% of lease revenue for
the three and six months ended June 30, 1995, respectively.    Management fees
were 4.9% and 5.6% of lease revenue for the three and six months periods ended June 30, 1996, respectively, compared to 4.3% of lease revenue for each of the same periods in 1995. Management fees during the six months ended June 30, 1996 include $2,088 resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. The increase in operating expenses from 1995 to 1996 is due primarily to heavy maintenance and airframe overhaul costs incurred or accrued in connection with certain of the Partnership's interests in Boeing 727 aircraft. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service

                           AMERICAN INCOME FUND I-A
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                        PART I.  FINANCIAL INFORMATION


obligations associated with leveraged leases, and to pay management fees and operating costs. For the six months ended June 30, 1996, operating activities generated net cash inflows of $196,989 compared to $454,521 for the same period in 1995. Future renewal, re-lease and equipment sale activities will continue to cause a gradual decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

  Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1996, the Partnership expended $127,020 to replace certain aircraft engines to facilitate the re-lease of this aircraft to Transmeridian Airlines, discussed below. There were no equipment acquisitions during the same period in 1995. During the six months ended June 30, 1996, the Partnership realized $36,725 in equipment sale proceeds compared to $206,899 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  On November 30, 1995, upon the expiration of its lease term, Northwest Airlines, Inc. ("Northwest"), returned a Boeing 727-251 Advanced aircraft (the "Aircraft") in which the Partnership has an 11.6% ownership interest. The Partnership's interest in the Aircraft had a cost and net book value of $1,080,617 and $188,019, respectively, at June 30, 1996. The Aircraft is currently undergoing heavy maintenance expected to cost the Partnership approximately $70,000, all of which was accrued during the three months ended March 31, 1996. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines to re-lease the Aircraft at a base rent to the Partnership of $8,294 per month, effective upon completion of the heavy maintenance.

  The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The Partnership's notes payable were fully amortized during the six months ended June 30, 1996.

  Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Partnership declared total cash distributions of Distributable Cash from Operations and Distributable Cash From Sales and Refinancings of $226,006. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $214,706, and the General Partner was allocated 5%, or $11,300. The second quarter 1996 cash distribution was paid on July 15, 1996.

                           AMERICAN INCOME FUND I-A
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                        PART I.  FINANCIAL INFORMATION

  Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

  The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. In July 1996, the Partnership will collect cash of $212,600, consisting of lease termination rents equal to $64,140 and sale proceeds equal to $148,460, from the sale of its interests in two Boeing 727-Advanced jet aircraft to the lessee, Northwest. The amount of cash available for distribution to the Partners in future periods will be affected by this and other remarketing activities, which, depending upon timing, the amounts realized and other considerations, such as market conditions and any cash reserves retained by the Partnership, may cause the level of future quarterly cash distributions to fluctuate. Further, equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Notwithstanding such circumstances, the General Partner anticipates that cash proceeds resulting from the Partnership's rental and remarketing activities will satisfy the Partnership's future expense obligations.

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



         AMERICAN INCOME FUND I-A, a Massachusetts Limited Partnership


              By:  AFG Leasing VI Incorporated, a Massachusetts
                   corporation and the General Partner of
                   the Registrant.


              By:  /s/  Michael J. Butterfield
                   --------------------------------------------------
                   Michael J. Butterfield
                   Treasurer of AFG Leasing VI Incorporated
                   (Duly Authorized Officer and
                   Principal Accounting Officer)


              Date:  August 14, 1996
                     ------------------------------------------------



              By:  /s/  Gary M. Romano
                   --------------------------------------------------
                   Gary M. Romano
                   Clerk of AFG Leasing VI Incorporated
                   (Duly Authorized Officer and
                   Principal Financial Officer)


              Date:  August 14, 1996
                     ------------------------------------------------