Form 10-Q
period 1996-09-30
AMERICAN INCOME FUND I-A
filed 1996-11-13
CIK 868677

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      September 30, 1996
                               ------------------------------------------------

                                       OR

[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from
                              _________________________to______________________

                              _________________________

For Quarter Ended September 30, 1996                Commission File No. 33-35148



         American Income Fund I-A, a Massachusetts Limited Partnership
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                              04-3097216
-------------------------------                        -----------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

98 North Washington Street, Boston, MA                         02114
-----------------------------------------                  --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
                                                          --------------

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X     No X
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
     Yes        No
         ---       ---

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                                     INDEX






PART I.  FINANCIAL INFORMATION:

                                                                                           Page
Item 1.  Financial Statements

     Statement of Financial Position
       at September 30, 1996 and December 31, 1995                                           3

     Statement of Operations
       for the three and nine months ended September 30, 1996 and 1995                       4

     Statement of Cash Flows
       for the nine months ended September 30, 1996 and 1995                                 5

     Notes to the Financial Statements                                                     6-8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                              9-12


PART II. OTHER INFORMATION:

Items 1 - 6                                                                                 13


                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION
                    September 30, 1996 and December 31, 1995

                                  (Unaudited)



                                          September 30,  December 31,
                                              1996           1995
                                          -------------  ------------

ASSETS
------
Cash and cash equivalents                    $1,696,622    $1,595,008

Rents receivable                                 30,076        75,152

Accounts receivable - affiliate                  94,562        35,962

Equipment at cost, net of accumulated
 depreciation of $3,881,578 and $4,245,887
 at September 30, 1996 and December 31,         623,435       877,302
 1995, respectively                          ----------    ----------

        Total assets                         $2,444,695    $2,583,424
                                             ==========    ==========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Notes payable                                   $  --    $    5,186
Accrued interest                                   --           135
Accrued liabilities                            40,792        25,830
Accrued liabilities - affiliate                 4,142         7,685
Deferred rental income                         15,229         9,384
Cash distributions payable to partners        113,003       113,003
                                           ----------    ----------

        Total liabilities                     173,166       161,223
                                           ----------    ----------
Partners' capital (deficit):
   General Partner                           (203,308)     (195,775)
   Limited Partnership Interests
   (286,274 Units; initial
   purchase price of $25 each)              2,474,837     2,617,976
                                           ----------    ----------

        Total partners' capital             2,271,529     2,422,201
                                           ----------    ----------

        Total liabilities and partners'
         capital                           $2,444,695    $2,583,424
                                           ==========    ==========


                  The accompanying notes are an integral part
                         of these financial statements.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                            STATEMENT OF OPERATIONS
        for the three and nine months ended September 30, 1996 and 1995

                                  (Unaudited)



                                             Three Months           Nine Months
                                          Ended September 30,   Ended September 30,
                                            1996        1995       1996       1995
                                        -----------  ---------  ---------  ---------
Income:

        Lease revenue                      $215,916   $174,029   $492,135   $605,838

        Interest income                      20,550     19,155     59,687     63,248

        Gain on sale of equipment            45,985     56,229     67,229    145,112
                                           --------   --------   --------   --------

          Total income                      282,451    249,413    619,051    814,198
                                           --------   --------   --------   --------

Expenses:

        Depreciation and amortization        79,029    112,275    254,156    404,905

        Interest expense                         --      1,083         --      7,114

        Equipment management fees
         - affiliate                         10,515      7,420     26,077     25,946

        Operating expenses - affiliate        6,923      9,283    150,481     39,171
                                           --------   --------   --------   --------

          Total expenses                     96,467    130,061    430,714    477,136
                                           --------   --------   --------   --------

Net income                                 $185,984   $119,352   $188,337   $337,062
                                           ========   ========   ========   ========

Net income
        per limited partnership unit       $   0.62   $   0.40   $   0.63   $   1.12
                                           ========   ========   ========   ========
Cash distributions declared
        per limited partnership unit       $   0.38   $   0.38   $   1.13   $   1.87
                                           ========   ========   ========   ========

                  The accompanying notes are an integral part
                         of these financial statements.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995

                                  (Unaudited)



                                              1996          1995
                                          ------------  ------------
Cash flows from (used in) operating
 activities:
Net income                                 $  188,337    $  337,062

Adjustments to reconcile net income to
   net cash from operating activities:
       Depreciation and amortization          254,156       404,905
       Gain on sale of equipment              (67,229)     (145,112)

Changes in assets and liabilities
   Decrease (increase) in:
       rents receivable                        45,076        13,898
       accounts receivable - affiliate        (58,600)       17,139
   Increase (decrease) in:
       accrued interest                          (135)       (1,482)
       accrued liabilities                     14,962          (955)
       accrued liabilities - affiliate         (3,543)           --
       deferred rental income                   5,845         2,510
                                           ----------    ----------
          Net cash from operating
           activities                         378,869       627,965
                                           ----------    ----------
Cash flows from (used in) investing
 activities:
   Purchase of equipment                     (127,020)           --
   Proceeds from equipment sales              193,960       305,466
                                           ----------    ----------
          Net cash from investing
           activities                          66,940       305,466
                                           ----------    ----------

Cash flows used in financing activities:
   Principal payments - notes payable          (5,186)     (161,700)
   Distributions paid                        (339,009)     (678,017)
                                           ----------    ----------
          Net cash used in financing
           activities                        (344,195)     (839,717)
                                           ----------    ----------
Net increase in cash and cash equivalents     101,614        93,714

Cash and cash equivalents at beginning
 of period                                  1,595,008     1,458,958
                                           ----------    ----------
Cash and cash equivalents at end of
 period                                    $1,696,622    $1,552,672
                                           ==========    ==========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
     interest                              $      135    $    8,596
                                           ==========    ==========


                  The accompanying notes are an integral part
                         of these financial statements.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements
                               September 30, 1996

                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and results of operations for the three and nine month periods ended September 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
-------------

  At September 30, 1996, the Partnership had $1,595,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $284,988 are due as follows:

  For the year ending September 30,     1997  $156,713
                                        1998   103,446
                                        1999    24,829
                                              --------

                                       Total  $284,988
                                              ========


                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)



NOTE 4 - EQUIPMENT
------------------

  The following is a summary of equipment owned by the Partnership at September 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                     Lease Term     Equipment
Equipment Type                        (Months)       at Cost
--------------                    --------------  ------------

Aircraft                              10 - 36     $ 2,288,254
Materials handling                     2 - 60       1,468,975
Communications                        23 - 60         383,676
Computers & peripherals                1 - 51         239,322
Retail store fixtures                 12 - 47          63,750
Tractors & heavy duty trucks               78          61,036
                                                   -----------

    Total equipment cost                            4,505,013

    Accumulated depreciation                       (3,881,578)
                                                   -----------

    Equipment, net of accumulated depreciation    $   623,435
                                                   ===========


  At September 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,479,448, representing approximately 55% of total equipment cost.

  The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $1,331,000 and $287,000, respectively, at September 30, 1996. This equipment includes the Partnership's proportionate interest in a Boeing 727-251 Advanced aircraft (the "Aircraft"), formerly leased to Northwest Airlines, Inc., having a cost and net book value of $1,207,637 and $285,981, respectively, at September 30, 1996. This aircraft was returned upon expiration of its lease term on November 30, 1995 and is currently undergoing heavy maintenance expected to cost the Partnership approximately $75,000, all of which was accrued or incurred during the nine months ended September 30, 1996. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines to re-lease the Aircraft at a base rent to the Partnership of $8,294 per month, effective upon completion of the heavy maintenance.


NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)


                                     1996     1995
                                   --------  -------

Equipment management fees          $ 26,077  $25,946
Administrative charges                9,414    9,414
Reimbursable operating expenses
 due to third parties               141,067   29,757
                                   --------  -------

  Total                            $176,558  $65,117
                                   ========  =======


  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1996, the Partnership was owed $94,562 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1996.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

Three and nine months ended September 30, 1996 compared to the three and nine
-----------------------------------------------------------------------------
months ended September 30, 1995:
-------------------------------


Overview
--------

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


Results of Operations
---------------------

  For the three and nine months ended September 30, 1996, the Partnership recognized lease revenue of $215,916 and $492,135, respectively, compared to $174,029 and $605,838 for the same periods in 1995. Lease revenue increased during the three months ended September 30, 1996 due to the receipt of $64,140 of lease termination rents received in connection with the sale of the Partnership's interest in two Boeing 727-Advanced aircraft in July 1996 (see below). The overall decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

  For the three and nine months ended September 30, 1996, the Partnership sold equipment having a net book value of $111,250 and $126,731, respectively, to existing lessees and third parties. These sales resulted in net gains for financial statement purposes of $45,985 and $67,229, respectively. These equipment sales included the sale of the Partnership's interest in two Boeing 727-Advanced jet aircraft with an original cost and net book value of $557,072 and $106,544, respectively, which the Partnership sold to the existing lessee in July 1996. In connection with these sales, the Partnership realized sale proceeds of $148,460, which resulted in a net gain, for financial statement purposes, of $41,916. This equipment was sold prior to the expiration of the related lease term.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

  For the three and nine months ended September 30, 1995, the Partnership sold equipment having a net book value of $42,338 and $160,354 to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $56,229 and $145,112, respectively.

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

  Depreciation and amortization expense for the three and nine months ended September 30, 1996 was $79,029 and $254,156, respectively, compared to $112,275 and $404,905 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $1,083 and $7,114, or less than 1% and 1.2% of lease revenue for the three and nine months ended September 30, 1995, respectively. Management fees were 4.9% and 5.3% of lease revenue for the three and nine month periods ended September 30, 1996, respectively, compared to 4.3% of lease revenue for each of the same periods in 1995. Management fees during the nine months ended September 30, 1996 include $2,088 resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. The overall increase in operating expenses from 1995 to 1996 is due primarily to heavy maintenance and airframe overhaul costs incurred or accrued in connection with certain of the Partnership's interests in Boeing 727 aircraft. During the three months ended September 30, 1996, the Partnership received $40,816 from the former lessee of these aircraft, representing a partial reimbursement of such costs. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. For the nine months ended September 30, 1996, operating activities generated net cash inflows of $378,869 compared to $627,965 for the same period in 1995. Future renewal, re-lease and equipment sale activities will continue to cause a gradual decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

  Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1996, the Partnership expended $127,020 to replace certain aircraft engines to facilitate the re-lease of this aircraft to Transmeridian Airlines, discussed below. There were no equipment acquisitions during the same period in 1995. During the nine months ended September 30, 1996, the Partnership realized $193,960 in equipment sale proceeds compared to $305,466 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  On November 30, 1995, upon the expiration of its lease term, Northwest Airlines, Inc. ("Northwest"), returned a Boeing 727-251 Advanced aircraft (the "Aircraft") in which the Partnership has an 11.6% ownership interest. The Partnership's interest in the Aircraft had a cost and net book value of $1,207,637 and $285,981, respectively, at September 30, 1996. The Aircraft is currently undergoing heavy maintenance expected to cost the Partnership approximately $75,000, all of which was accrued or incurred during the nine months ended September 30, 1996. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines to re-lease the Aircraft at a base rent to the Partnership of $8,294 per month, effective upon completion of the heavy maintenance.

  The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The Partnership's notes payable were fully amortized during the nine months ended September 30, 1996.

  Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1996, the Partnership declared total cash

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


distributions of Distributable Cash from Operations and Distributable Cash From Sales and Refinancings of $339,009. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $322,059, and the General Partner was allocated 5%, or $16,950. The third quarter 1996 cash distribution was paid on October 15, 1996.

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

  The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

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



         AMERICAN INCOME FUND I-A, a Massachusetts Limited Partnership


                  By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                  By:  /s/  Michael J. Butterfield
                       -----------------------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Leasing VI Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                Date:  November 13, 1996
                       -----------------------------------------



                  By:  /s/  Gary M. Romano
                       -----------------------------------------
                       Gary M. Romano
                       Clerk of AFG Leasing VI Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                Date:  November 13, 1996
                       -----------------------------------------