Form 10-Q
period 1997-03-31
AMERICAN INCOME FUND I-A
filed 1997-05-15
CIK 868677

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                              ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_____________________________ TO_________________

For Quarter Ended March 31, 1997                 Commission File No. 33-35148

            American Income Fund I-A, a Massachusetts Limited Partnership
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

Massachusetts                                04-3097216
------------------------                     --------------------------
(State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)

98 North Washington Street, Boston, MA       02114
---------------------------------------      ----------------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code    (617) 854-5800
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

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No___

                           AMERICAN INCOME FUND I-A,
                      A MASSACHUSETTS LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX

                                                                             PAGE
                                                                           ---------
PART I. FINANCIAL INFORMATION:

   Item 1. Financial Statements

       Statement of Financial Position
        at March 31, 1997 and December 31, 1996........................          3

       Statement of Operations
        for the three months ended March 31, 1997 and 1996.............          4

       Statement of Cash Flows
        for the three months ended March 31, 1997 and 1996.............          5

       Notes to the Financial Statements...............................        6-8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................       9-12

PART II. OTHER INFORMATION:

Items 1--6.............................................................         13

                            AMERICAN INCOME FUND I-A
                      A MASSACHUSETTS LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                      MARCH 31, 1997 AND DECEMBER 31, 1996

    (Unaudited)

                                                                    MARCH 31,    DECEMBER 31,
                                                                       1997          1996
                                                                   ------------  ------------
ASSETS
Cash and cash equivalents........................................  $  1,712,080   $1,721,388

Rents receivable.................................................        30,515       27,902

Accounts receivable--affiliate...................................        60,269       61,144

Equipment at cost, net of accumulated depreciation of $3,759,829 and $3,836,846 at March 31, 1997 and December 31, 1996,
  respectively...................................................       447,587      530,926
                                                                   ------------  ------------
Total assets.....................................................  $  2,250,451   $2,341,360
                                                                   ------------  ------------
                                                                   ------------  ------------
LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities..............................................  $     33,812   $   30,870
Accrued liabilities--affiliate...................................        28,827       22,945
Deferred rental income...........................................         6,445        6,445
Cash distributions payable to partners...........................        75,335       75,335
                                                                   ------------  ------------
Total liabilities................................................       144,419      135,595
                                                                   ------------  ------------
Partners' capital (deficit):
  General Partner................................................      (211,584)    (206,597)
  Limited Partnership Interests (286,274 Units; initial purchase
   price of $25 each)............................................     2,317,616    2,412,362
                                                                   ------------  ------------
      Total partners' capital....................................     2,106,032    2,205,765
                                                                   ------------  ------------
      Total liabilities and partners' capital....................  $  2,250,451   $2,341,360
                                                                   ------------  ------------
                                                                   ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                                 AMERICAN INCOME FUND I-A
                              a Massachusetts Limited Partnership

                                    STATEMENT OF OPERATIONS
                       for the three months ended March 31, 1997 and 1996

                                         (Unaudited)

                                                                           1997        1996
                                                                        ----------  ----------
Income:

  Lease revenue.......................................................  $  125,873  $  141,153

  Interest income.....................................................      20,092      19,585

  Gain on sale of equipment...........................................       6,223      12,555
                                                                        ----------  ----------
    Total income......................................................     152,188     173,293
                                                                        ----------  ----------
Expenses:

  Depreciation........................................................      73,686      88,138

  Equipment management fees--affiliate................................       6,205       8,884

  Operating expenses--affiliate.......................................      96,695     111,189
                                                                        ----------  ----------
    Total expenses....................................................     176,586     208,211
                                                                        ----------  ----------
Net loss..............................................................  $  (24,398) $  (34,918)
                                                                        ----------  ----------
                                                                        ----------  ----------
Net loss per limited partnership unit.................................  $    (0.08) $    (0.12)
                                                                        ----------  ----------
                                                                        ----------  ----------
Cash distribution declared per limited partnership unit...............  $     0.25  $     0.35
                                                                        ----------  ----------
                                                                        ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                               AMERICAN INCOME FUND I-A
                           a Massachusetts Limited Partnership

                               STATEMENT OF CASH FLOWS
                      for the three months ended March 31, 1997 and 1996

                                       (Unaudited)

                                                                        1997          1996
                                                                    ------------  ------------
Cash flows from (used in) operating activities:
Net loss..........................................................  $    (24,398) $    (34,918)
Adjustments to reconcile net loss to net cash from operating activities:
    Depreciation..................................................        73,686        88,138
    Gain on sale of equipment.....................................        (6,223)      (12,555)

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable..............................................        (2,613)        8,654
    accounts receivable--affiliate................................           875       (51,115)
  Increase (decrease) in:
    accrued interest..............................................            --          (135)
    accrued liabilities...........................................         2,942        71,485
    accrued liabilities--affiliate................................         5,882         6,721
    deferred rental income........................................            --         9,914
                                                                    ------------  ------------
       Net cash from operating activities.........................        50,151        86,189
                                                                    ------------  ------------
Cash flows from investing activities:
  Proceeds from equipment sales...................................        15,876        20,899
                                                                    ------------  ------------
       Net cash from investing activities.........................        15,876        20,899
                                                                    ------------  ------------
Cash flows used in financing activities:
  Principal payments--notes payable...............................            --        (5,186)
  Distributions paid..............................................       (75,335)     (113,003)
                                                                    ------------  ------------
       Net cash used in financing activities......................       (75,335)     (118,189)
                                                                    ------------  ------------
Net decrease in cash and cash equivalents.........................        (9,308)      (11,101)

Cash and cash equivalents at beginning of period..................     1,721,388     1,595,008
                                                                    ------------  ------------
Cash and cash equivalents at end of period........................  $  1,712,080  $  1,583,907
                                                                    ------------  ------------
                                                                    ------------  ------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest........................  $         --  $        135
                                                                    ------------  ------------
                                                                    ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                                AMERICAN INCOME FUND I-A
                       a Massachusetts Limited Partnership

                           NOTES TO THE FINANCIAL STATEMENTS
                                     MARCH 31, 1997

                                      (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1996 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1996 Annual Report.

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1997 and December 31, 1996 and results of operations for the three month periods ended March 31, 1997 and 1996 have been made and are reflected.

NOTE 2--CASH

    At March 31, 1997, the Partnership had $1,600,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3--REVENUE RECOGNITION

    Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $389,376 are due as follows:

For the year ending March 31,    1998       $ 248,380
                                 1999         140,996
                                              -------
Total                                       $ 389,376
                                              -------
                                              -------

NOTE 4--EQUIPMENT

    The following is a summary of equipment owned by the Partnership at March 31, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), (formerly American Finance Group), the acquisition cost of the equipment did not exceed its fair market value.

                                AMERICAN INCOME FUND I-A
                       a Massachusetts Limited Partnership

                           Notes to the financial statements

                                     (continued)

                                                                    LEASE TERM    EQUIPMENT
EQUIPMENT TYPE                                                       (MONTHS)      AT COST
------------------------------------------------------------------  -----------  ------------
Aircraft..........................................................       10--36  $  2,288,254
Materials handling................................................        2--60     1,235,128
Communications....................................................       23--60       383,676
Computers & peripherals...........................................        1--51       239,322
Tractors & heavy duty trucks......................................           78        61,036
                                                                                 ------------
                                                            Total equipment cost    4,207,416
                                                        Accumulated depreciation   (3,759,829)
                                                                                 ------------
                                      Equipment, net of accumulated depreciation  $   447,587
                                                                                 ------------
                                                                                 ------------

    At March 31, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,415,273 representing approximately 57% of total equipment cost.

    The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $1,209,000 and $242,000, respectively, at March 31, 1997. The equipment includes the Partnership's proportionate interest in a Boeing 727-251 Advanced aircraft (the "Aircraft"), formerly leased to Northwest Airlines, Inc., having a cost and net book value of $1,207,637 and $242,393, respectively, at March 31, 1997. This aircraft was returned upon expiration of its lease term on November 30, 1995 and is currently undergoing heavy maintenance expected to cost the Partnership approximately $145,000, all of which was accrued or incurred at March 31, 1997. The Partnership has experienced delays in the completion of the Aircraft's heavy maintenance. The Partnership entered into a new 18-month lease agreement with Transmeridian Airlines, to release the Aircraft at a base rent to the Partnership of $9,280 per month for 8 months and $8,120 per month for 10 months, effective upon completion of the heavy maintenance.

NOTE 5--RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                                           1997        1996
                                                                        ----------  ----------
Equipment management fees.............................................  $    6,205  $    8,884
Administrative charges................................................       8,106       3,138
Reimbursable operating expenses due to third parties..................      88,589     108,051
                                                                        ----------  ----------
      Total...........................................................  $  102,900  $  120,073
                                                                        ----------  ----------
                                                                        ----------  ----------

                                AMERICAN INCOME FUND I-A
                       a Massachusetts Limited Partnership

                           Notes to the financial statements

                                     (continued)

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1997, the Partnership was owed $60,269 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1997.

                            AMERICAN INCOME FUND I-A
                        a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.

    Three months ended March 31, 1997 compared to the three months ended March 31, 1996:

OVERVIEW

    The Partnership was organized in 1990 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. The value of the Partnership's equipment portfolio decreases over time due to depreciation resulting from age and usage of the equipment, as well as technological changes and other market factors. In addition, the Partnership does not replace equipment as it is sold; therefore, its aggregate investment value in equipment declines from asset disposals occurring in the normal course. As a result of the Partnership's age and a declining equipment portfolio, the General Partner is evaluating a variety of transactions that will reduce the Partnership's prospective costs to operate as a publicly registered limited partnership and, therefore, enhance overall cash distributions to the limited partners. Such a transaction may involve the sale of the Partnership's remaining equipment or a transaction that would allow for the consolidation of the Partnership's expenses with other similarly-organized equipment leasing programs.

RESULTS OF OPERATIONS

    For the three months ended March 31, 1997, the Partnership recognized lease revenue of $125,873 compared to $141,153 for the same period in 1996. The decrease in lease revenue between 1996 and 1997 was expected and resulted principally from lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

    The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

    For the three months ended March 31, 1997, the Partnership sold equipment having a net book value of $9,653 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $6,223 compared to a net gain of $12,555 on equipment having a net book value of $8,344 for the same period in 1996.

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

                            AMERICAN INCOME FUND I-A
                        a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

    The ultimate realization of residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

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

    Depreciation expense for the three months ended March 31, 1997 was $73,686 compared to $88,138 for the same period in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Management fees were approximately 4.9% of lease revenue for the three months ended March 31, 1997 compared to 6.3% of lease revenue for the same period in 1996. Management fees during the three months ended March 31, 1996 included $2,088 resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Significant operating expenses were incurred in 1996 and 1997 due to heavy maintenance and airframe overhaul costs incurred or accrued in connection with the Partnership's interests in two Boeing 727 aircraft. Certain of the costs incurred in the first quarter of 1996 were subsequently reimbursed by the former lessee of the related aircraft. In 1996, the Partnership entered into a new 36-month lease agreement with Sunworld International Airlines, Inc. to re-lease one of the aircraft at a base rent to the Partnership of $7,540 per month (see discussion below relating to the second aircraft). The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $50,151 and $86,189 during the three months ended March 31, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the Partnership's lease revenue

                            AMERICAN INCOME FUND I-A
                        a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

    Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1997, the Partnership realized $15,876 in equipment sale proceeds compared to $20,899 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

    On November 30, 1995, upon the expiration of its lease term, Northwest Airlines, Inc. returned a Boeing 727-251 Advanced aircraft (the "Aircraft") in which the Partnership has an 11.6% ownership interest. The Partnership's interest in the Aircraft had a cost and net book value of $1,207,637 and $242,393, respectively, at March 31, 1997. The Aircraft is currently undergoing heavy maintenance expected to cost the Partnership approximately $145,000, all of which was accrued or incurred at March 31, 1997. The Partnership entered into a 18-month lease agreement with Transmeridian Airlines to release the Aircraft at a base rent to the Partnership of $9,280 per month for 8 months and $8,120 per month for 10 months, effective upon completion of the heavy maintenance. The Partnership has experienced delays in the completion of the Aircraft's heavy maintenance.

    The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. The Partnership's notes payable were fully amortized during the three months ended March 31, 1996.

    Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1997, the Partnership declared total cash distributions of Distributable Cash from Operations and Distributable Cash From Sales and Refinancings of $75,335. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $71,568, and the General Partner was allocated 5%, or $3,767. The first quarter 1997 cash distribution was paid on April 14, 1997.

    Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of EFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

    The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that

                            AMERICAN INCOME FUND I-A
                        a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.
                                       12

                            AMERICAN INCOME FUND I-A
                        a Massachusetts Limited Partnership

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

                  AMERICAN INCOME FUND I-A, A MASSACHUSETTS LIMITED PARTNERSHIP

                     By: AFG Leasing VI Incorporated, a Massachusetts
                         corporation and the General Partner of
                         the Registrant.

                     By: /s/ Michael J. Butterfield
                         ------------------------------------
                         Michael J. Butterfield
                         Treasurer of AFG Leasing VI Incorporated
                         (Duly Authorized Officer and
                         Principal Accounting Officer)

                   Date: May 15, 1997
                         -------------------------------------

                     By: /s/ Gary Romano
                         -------------------------------------
                         Gary M. Romano
                         Clerk of AFG Leasing VI Incorporated
                         (Duly Authorized Officer and
                         Principal Financial Officer)

                   Date: May 15, 1997
                         -------------------------------------