Form 10-Q
period 1997-06-30
AMERICAN INCOME FUND I-A
filed 1997-08-14
CIK 868677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                              --------------------

For Quarter Ended June 30, 1997                     Commission File No. 33-35148

          American Income Fund I-A, a Massachusetts Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                    04-3097216
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (IRS Employer
 incorporation or organization)                  Identification No.)

88 Broad Street, Boston, MA                      02110
-----------------------------------------------  -------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800

98 North Washington Street, Boston, MA 02114
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION:

      Item 1. Financial Statements

            Statement of Financial Position
              at June 30, 1997 and December 31, 1996                           3

            Statement of Operations
              for the three and six months ended June 30, 1997 and 1996        4

            Statement of Cash Flows
              for the six months ended June 30, 1997 and 1996                  5

            Notes to the Financial Statements                                6-8


      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9-12

PART II.  OTHER INFORMATION:

      Items 1 - 6                                                             13

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1997 and December 31, 1996

                                   (Unaudited)

                                                           June 30,      December 31,
                                                             1997            1996
                                                         -----------     -----------
ASSETS

Cash and cash equivalents                                $ 1,687,120     $ 1,721,388

Rents receivable                                              42,582          27,902

Accounts receivable - affiliate                               59,000          61,144

Equipment at cost, net of accumulated depreciation
   of $3,708,092 and $3,836,846 at June 30, 1997
   and December 31, 1996, respectively                       377,795         530,926
                                                         -----------     -----------

         Total assets                                    $ 2,166,497     $ 2,341,360
                                                         ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                      $    15,000     $    30,870
Accrued liabilities - affiliate                               10,235          22,945
Deferred rental income                                         5,512           6,445
Cash distributions payable to partners                        75,335          75,335
                                                         -----------     -----------

         Total liabilities                                   106,082         135,595
                                                         -----------     -----------

Partners' capital (deficit):
  General Partner                                           (213,864)       (206,597)
  Limited Partnership Interests
  (286,274 Units; initial purchase price of $25 each)      2,274,279       2,412,362
                                                         -----------     -----------

         Total partners' capital                           2,060,415       2,205,765
                                                         -----------     -----------

         Total liabilities and partners' capital         $ 2,166,497     $ 2,341,360
                                                         ===========     ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                          Three Months             Six Months
                                         Ended June 30,          Ended June 30,
                                        1997        1996        1997        1996
                                      --------    --------    --------    --------
Income:

    Lease revenue                     $126,104    $135,066    $251,977    $276,219

    Interest income                     20,171      19,552      40,263      39,137

    Gain on sale of equipment            4,355       8,689      10,578      21,244
                                      --------    --------    --------    --------

         Total income                  150,630     163,307     302,818     336,600
                                      --------    --------    --------    --------


Expenses:

    Depreciation
                                        68,647      86,989     142,333     175,127
    Equipment management fees
      - affiliate                        6,275       6,678      12,480      15,562

    Operating expenses - affiliate      45,990      32,369     142,685     143,558
                                      --------    --------    --------    --------

         Total expenses                120,912     126,036     297,498     334,247
                                      --------    --------    --------    --------

Net income                            $ 29,718    $ 37,271    $  5,320    $  2,353
                                      ========    ========    ========    ========
Net income
   per limited partnership unit       $   0.10    $   0.12    $   0.02    $   0.01
                                      ========    ========    ========    ========
Cash distributions declared
   per limited partnership unit       $   0.25    $   0.38    $   0.50    $   0.75
                                      ========    ========    ========    ========

                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                                               1997            1996
                                                           -----------     -----------
Cash flows from (used in) operating activities:
Net income                                                 $     5,320     $     2,353

Adjustments to reconcile net income to
    net cash from operating activities:
        Depreciation                                           142,333         175,127
        Gain on sale of equipment                              (10,578)        (21,244)

Changes in assets and liabilities
    Decrease (increase) in:
        rents receivable                                       (14,680)         44,827
        accounts receivable - affiliate                          2,144         (30,049)
    Increase (decrease) in:
        accrued interest                                            --            (135)
        accrued liabilities                                    (15,870)         31,985
        accrued liabilities - affiliate                        (12,710)         (2,928)
        deferred rental income                                    (933)         (2,947)
                                                           -----------     -----------

           Net cash from operating activities                   95,026         196,989
                                                           -----------     -----------
Cash flows from (used in) investing activities:
    Purchase of equipment                                           --        (127,020)
    Proceeds from equipment sales                               21,376          36,725
                                                           -----------     -----------

           Net cash from (used in) investing activities         21,376         (90,295)
                                                           -----------     -----------
Cash flows used in financing activities:
    Principal payments - notes payable                              --          (5,186)
    Distributions paid                                        (150,670)       (226,006)
                                                           -----------     -----------

           Net cash used in financing activities              (150,670)       (231,192)
                                                           -----------     -----------

Net decrease in cash and cash equivalents                      (34,268)       (124,498)

Cash and cash equivalents at beginning of period             1,721,388       1,595,008
                                                           -----------     -----------

Cash and cash equivalents at end of period                 $ 1,687,120     $ 1,470,510
                                                           ===========     ===========
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest             $        --     $       135
                                                           ===========     ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                                  June 30, 1997

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

      In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1997 and December 31, 1996 and results of operations for the three and six month periods ended June 30, 1997 and 1996 have been made and are reflected.

NOTE 2 - CASH

      At June 30, 1997, the Partnership had $1,585,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

      Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $332,683 are due as follows:

      For the year ending June 30, 1998     $  245,466
                                   1999         87,217
                                             ---------

                                  Total     $  332,683
                                             =========

NOTE 4 - EQUIPMENT

      The following is a summary of equipment owned by the Partnership at June 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

                                                Lease Term       Equipment
       Equipment Type                            (Months)         at Cost
----------------------------                    ----------      -----------
Aircraft                                         10 - 36        $ 2,288,254
Materials handling                                2 - 60          1,215,497
Communications                                   23 - 60            383,676
Computers & peripherals                           1 - 51            137,424
Tractors & heavy duty trucks                          78             61,036
                                                                -----------

                                    Total equipment cost          4,085,887

                                Accumulated depreciation         (3,708,092)
                                                                 ----------

              Equipment, net of accumulated depreciation        $   377,795
                                                                ===========

      At June 30, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,415,273, representing approximately 59% of total equipment cost.

      The summary above includes equipment held for sale or re-lease which had been fully depreciated with a cost of approximately $1,700 at June 30, 1997. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.

NOTE 5 - RELATED PARTY TRANSACTIONS

      All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                        1997              1996
                                                      --------          --------

Equipment management fees                             $ 12,480          $ 15,562
Administrative charges                                  25,260             6,276
Reimbursable operating expenses
     due to third parties                              117,425           137,282
                                                      --------          --------

                                 Total                $155,165          $159,120
                                                      ========          ========

      All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1997, the Partnership was owed $59,000 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1997.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)
NOTE 6 - LEGAL PROCEEDINGS

      On June 24, 1997, four plaintiffs (the "Plaintiffs") owning limited partner units or beneficiary interests in eight investment programs sponsored by EFG filed a lawsuit, as a derivative action, on behalf of the Partnership and 27 other investment programs (collectively, the "Nominal Defendants") in the Superior Court of the Commonwealth of Massachusetts for the County of Suffolk against EFG and certain of EFG's affiliates, including the General Partner of the Partnership and four other wholly-owned subsidiaries of EFG which are general partner or managing trustee of one or more of the investment programs, (collectively, the "Managing Defendants"), and certain other entities and individuals that have control of the Managing Defendants and the Nominal Defendants (the "Controlling Defendants"). The Plaintiffs assert claims of breach of fiduciary duty, breach of contract, unjust enrichment, and equitable relief and seek various remedies, including compensatory and punitive damages to be determined at trial.

      The General Partner and EFG are in the early stages of evaluating the nature and extent of the claims asserted in this lawsuit and cannot predict its outcome with any degree of certainty. However, based upon all of the facts presently being considered by management, the General Partner and EFG do not believe that any likely outcome will have a material adverse effect on the Partnership. The General Partner, EFG and their affiliates intend to vigorously defend against the lawsuit.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the ability of EFG to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's equipment upon the expiration of such leases.

Three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996:

Overview

      The Partnership was organized in 1990 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. The value of the Partnership's equipment portfolio decreases over time due to depreciation resulting from age and usage of the equipment, as well as technological changes and other market factors. In addition, the Partnership does not replace equipment as it is sold; therefore, its aggregate investment value in equipment declines from asset disposals occurring in the normal course of business. As a result of the Partnership's age and a declining equipment portfolio, the General Partner is evaluating a variety of transactions that will reduce the Partnership's prospective costs to operate as a publicly registered limited partnership and, therefore, enhance overall cash distributions to the limited partners. Such a transaction may involve the sale of the Partnership's remaining equipment or a transaction that would allow for the consolidation of the Partnership's expenses with other similarly-organized equipment leasing programs.

Results of Operations

      For the three and six months ended June 30, 1997, the Partnership recognized lease revenue of $126,104 and $251,977, respectively, compared to $135,066 and $276,219 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 was expected and resulted principally from lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

      The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by EFG or an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

      For the three months ended June 30, 1997, the Partnership sold equipment having a net book value of $1,145 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $4,355 compared to a net gain of $8,689 on equipment having a net book value of $7,137 for the same period in 1996.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

      For the six months ended June 30, 1997, the Partnership sold equipment having a net book value of $10,798 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $10,578 compared to a net gain of $21,244 on equipment having a net book value of $15,481 for the same period in 1996.

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

      Depreciation expense for the three and six months ended June 30, 1997 was $68,647 and $142,333, respectively, compared to $86,989 and $175,127 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

      Management fees were approximately 5% of lease revenue for each of the three and six months ended June 30, 1997, respectively, compared to 4.9% and 5.6% of lease revenue for the same periods in 1996. Management fees during the six months ended June 30, 1996 included $2,088 resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

      Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Significant operating expenses were incurred in 1996 and 1997 due to heavy maintenance and airframe overhaul costs incurred or accrued in connection with the Partnership's interests in two Boeing 727 aircraft. Certain of the costs incurred in the first quarter of 1996 were subsequently reimbursed by the former lessee of the related aircraft. In 1996, the Partnership entered into a new 36-month lease agreement with Sunworld International Airlines, Inc. to re-lease one of the aircraft at a base rent to the Partnership of $7,540 per month. In April 1997, the Partnership entered into a new 18-month lease agreement with Transmeridian Airlines to re-lease the second aircraft at a base

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

rent to the Partnership of $9,280 per month for 8 months and $8,120 per month for 10 months. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

      The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. For the six months ended June 30, 1997, operating activities generated net cash inflows of $95,026 compared to $196,989 for the same period in 1996. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

      Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1996, the Partnership expended $127,020 to replace certain aircraft engines to facilitate the re-lease of this aircraft to Transmeridian Airlines, discussed above. There were no equipment acquisitions during the same period in 1997. During the six months ended June 30, 1997, the Partnership realized $21,376 in equipment sale proceeds compared to $36,725 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

      The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. The Partnership's notes payable were fully amortized during the six months ended June 30, 1996.

      Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1997, the Partnership declared total cash distributions of Distributable Cash from Operations and Distributable Cash From Sales and Refinancings of $150,670. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $143,137, and the General Partner was allocated 5%, or $7,533. The second quarter 1997 cash distribution was paid on July 14, 1997.

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

      The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contracted rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

      Item 1.              Legal Proceedings
                           Response:

                           Refer to Note 6 herein.

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

          AMERICAN INCOME FUND I-A, a Massachusetts Limited Partnership


                        By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                        By:      /s/ Michael J. Butterfield
                                 ----------------------------------------
                                 Michael J. Butterfield
                                 Treasurer of AFG Leasing VI Incorporated
                                 (Duly Authorized Officer and
                                 Principal Accounting Officer)

                        Date:    August 14, 1997


                        By:      /s/ Gary M. Romano
                                 ----------------------------------------
                                 Gary M. Romano
                                 Clerk of AFG Leasing VI Incorporated
                                 (Duly Authorized Officer and
                                 Principal Financial Officer)


                        Date:    August 14, 1997