Form 10-Q
period 1997-09-30
AMERICAN INCOME FUND I-A
filed 1997-11-14
CIK 868677

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ---------------------------------------------

                                       OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from  ____________________ to ____________________

                                ____________________

For Quarter Ended September 30, 1997            Commission File No. 33-35148

         American Income Fund I-A, a Massachusetts Limited Partnership
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

Massachusetts                                       04-3097216
---------------------------------------             --------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification No.)

88 Broad Street, Boston, MA                         02110
---------------------------------------             --------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  (617) 854-5800
                                                    --------------------

------------------------------------------------------------------------
        (Former name, former address and former fiscal year,
                    if changed since last report.)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes ___ No ___

                           AMERICAN INCOME FUND I-A,
                     a Massachusetts Limited Partnership

                                   FORM 10-Q

                                     INDEX

                                                                                                               Page
                                                                                                             ---------
PART I. FINANCIAL INFORMATION:

   Item 1. Financial Statements

      Statement of Financial Position
         at September 30, 1997 and December 31, 1996.......................................................          3

      Statement of Operations
         for the three and nine months ended September 30, 1997 and 1996...................................          4

      Statement of Cash Flows
         for the nine months ended September 30, 1997 and 1996.............................................          5

      Notes to the Financial Statements....................................................................        6-8


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........       9-12


PART II. OTHER INFORMATION:


   Items 1-6...............................................................................................         13


                           AMERICAN INCOME FUND I-A,
                    a Massachusetts Limited Partnership

                      STATEMENT OF FINANCIAL POSITION
                 September 30, 1997 and December 31, 1996

                                (Unaudited)

                                             September 30,       December 31,
                                                 1997                1996
                                             -------------       ------------
ASSETS
------

Cash and cash equivalents..................   $1,730,711          $1,721,388

Rents receivable...........................       18,182              27,902

Accounts receivable--affiliate.............       73,198              61,144

Equipment at cost, net of accumulated
  depreciation of $3,776,226 and $3,836,846
  at September 30, 1997 and December 31,
  1996, respectively.......................      309,661             530,926
                                            ------------       -------------

    Total assets...........................   $2,131,752          $2,341,360
                                            ------------       -------------
                                            ------------       -------------

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accrued liabilities........................  $    22,500         $   30,870
Accrued liabilities--affiliate.............        7,728             22,945
Deferred rental income.....................        6,445              6,445
Cash distributions payable to partners.....       75,335             75,335
                                            ------------       -------------
    Total liabilities......................      112,008            135,595
                                            ------------       -------------

Partners' capital (deficit):
  General Partner........................       (215,898)          (206,597)
  Limited Partnership Interests
  (286,274 Units; initial purchase price
  of $25 each)...........................      2,235,642          2,412,362
                                            ------------       -------------

    Total partners' capital..............      2,019,744          2,205,765
                                            ------------       -------------

     Total liabilities and partners'
       capital...........................     $2,131,752         $2,341,360
                                             ------------       -------------
                                             ------------       -------------

                   The accompanying notes are an integral part
                         of these financial statements.

                           AMERICAN INCOME FUND I-A,
                    a Massachusetts Limited Partnership

                           STATEMENT OF OPERATIONS
        for the three and nine months ended September 30, 1997 and 1996

                                (Unaudited)



                                                                        THREE MONTHS            NINE MONTHS
                                                                    ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
Income:

   Lease revenue.................................................  $  142,835  $  215,916  $  394,812  $  492,135

   Interest income...............................................      20,539      20,550      60,802      59,687

   Gain on sale of equipment.....................................      --          45,985      10,578      67,229
                                                                   ----------  ----------  ----------  ----------

      Total income...............................................     163,374     282,451     466,192     619,051
                                                                   ----------  ----------  ----------  ----------


Expenses:

   Depreciation..................................................      68,134      79,029     210,467     254,156

   Equipment management fees--affiliate..........................       6,969      10,515      19,449      26,077

   Operating expenses--affiliate.................................      53,607       6,923     196,292     150,481
                                                                   ----------  ----------  ----------  ----------

      Total expenses.............................................     128,710      96,467     426,208     430,714
                                                                   ----------  ----------  ----------  ----------


Net income.......................................................  $   34,664  $  185,984  $   39,984  $  188,337
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

Net income per limited partnership unit..........................  $     0.12  $     0.62  $     0.13  $     0.63
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

Cash distributions declared per limited partnership unit.........  $     0.25  $     0.38  $     0.75  $     1.13
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

                   The accompanying notes are an integral part
                         of these financial statements.

                           AMERICAN INCOME FUND I-A,
                    a Massachusetts Limited Partnership

                          STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996

                                (Unaudited)

                                                                                            1997          1996
                                                                                        ------------  ------------
Cash flows from (used in) operating activities:
Net income...........................................................................  $     39,984  $    188,337

Adjustments to reconcile net income to net cash from operating activities:
   Depreciation......................................................................       210,467       254,156
   Gain on sale of equipment.........................................................       (10,578)      (67,229)

Changes in assets and liabilities
   Decrease (increase) in:
      rents receivable...............................................................         9,720        45,076
      accounts receivable--affiliate.................................................       (12,054)      (58,600)
   Increase (decrease) in:
      accrued interest...............................................................          --            (135)
      accrued liabilities............................................................        (8,370)       14,962
      accrued liabilities--affiliate.................................................       (15,217)       (3,543)
      deferred rental income.........................................................          --           5,845
                                                                                        ------------  ------------
         Net cash from operating activities..........................................       213,952       378,869
                                                                                        ------------  ------------
Cash flows from (used in) investing activities:
   Purchase of equipment..............................................................       --          (127,020)
   Proceeds from equipment sales......................................................       21,376       193,960
                                                                                        ------------  ------------
         Net cash from investing activities...........................................       21,376        66,940
                                                                                        ------------  ------------
Cash flows used in financing activities:
   Principal payments--notes payable..................................................       --            (5,186)
   Distributions paid.................................................................     (226,005)     (339,009)
                                                                                        ------------  ------------
         Net cash used in financing activities........................................     (226,005)     (344,195)
                                                                                        ------------  ------------
Net increase in cash and cash equivalents.............................................        9,323       101,614

Cash and cash equivalents at beginning of period......................................    1,721,388     1,595,008
                                                                                        ------------  ------------
Cash and cash equivalents at end of period............................................  $ 1,730,711  $  1,696,622
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest...........................................  $     --      $       135
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                   The accompanying notes are an integral part
                         of these financial statements.

                           AMERICAN INCOME FUND I-A,
                    a Massachusetts Limited Partnership

                      Notes to the Financial Statements
                             September 30, 1997

                                 (Unaudited)

NOTE 1--BASIS OF PRESENTATION
-----------------------------

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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and results of operations for the three and nine month periods ended September 30, 1997 and 1996 have been made and are reflected.

NOTE 2--CASH
------------

    At September 30, 1997, the Partnership had $1,625,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3--REVENUE RECOGNITION
---------------------------

    Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $292,805 are due as follows:

For the year ending September 30, 1998.........    $ 258,276
                                  1999.........       34,529
                                                 -----------
                                  Total........    $ 292,805
                                                 -----------
                                                 -----------

    The Partnership entered into a new 18-month lease agreement with Transmeridian Airlines for its proportionate interest in a Boeing 727 Aircraft at a base rent to the Partnership of $9,280 per month for 8 months and $8,120 per month for 10 months, effective April 30, 1997.

                           AMERICAN INCOME FUND I-A,
                    a Massachusetts Limited Partnership

                      Notes to the Financial Statements

                                  (Continued)

NOTE 4--EQUIPMENT
-----------------

    The following is a summary of equipment owned by the Partnership at September 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                     REMAINING
                                     LEASE TERM    EQUIPMENT
EQUIPMENT TYPE                         (MONTHS)      AT COST
-----------------                    -----------  ------------

Aircraft.......................         0-16      $  2,288,254
Materials handling.............         0-17         1,215,497
Communications.................            0           383,676
Computers & peripherals........         0-15           137,424
Tractors & heavy duty trucks...            0            61,036
                                                  ------------
                        Total equipment cost         4,085,887

                    Accumulated depreciation        (3,776,226)
                                                  ------------

  Equipment, net of accumulated depreciation      $    309,661
                                                  ------------
                                                  ------------

    At September 30, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,415,273, representing approximately 59% of total equipment cost.

    The summary above includes equipment held for sale or re-lease which had been fully depreciated with a cost of approximately $1,700 at September 30, 1997. The General Partner is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above also includes equipment being leased on a month-to-month basis.

NOTE 5--RELATED PARTY TRANSACTIONS
----------------------------------

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                            1997          1996
                                                         ----------    ----------
Equipment management fees..............................  $   19,449    $   26,077
Administrative charges.................................      39,633         9,414
Reimbursable operating expenses due to third parties...     156,659       141,067
                                                         ----------    ----------

         Total.........................................  $  215,741    $  176,558
                                                         ----------    ----------
                                                         ----------    ----------

                           AMERICAN INCOME FUND I-A,
                    a Massachusetts Limited Partnership

                      Notes to the Financial Statements

                                  (Continued)

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1997, the Partnership was owed $73,198 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1997.

NOTE 6--LEGAL PROCEEDINGS
-------------------------

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

                           AMERICAN INCOME FUND I-A,
                    a Massachusetts Limited Partnership

                                  FORM 10-Q

                        PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS.
        --------------

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE AND
------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1996:
-------------------------------------

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

RESULTS OF OPERATIONS
---------------------

    For the three and nine months ended September 30, 1997, the Partnership recognized lease revenue of $142,835 and $394,812, respectively, compared to $215,916 and $492,135 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 was expected and resulted principally from lease term expirations and the sale of equipment. Lease revenue during the three and nine months ended September 30, 1996 included the receipt of $64,140 of lease termination rents received in connection with the sale of the Partnership's interest in two Boeing 727-Advanced aircraft in July 1996 (see below). The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

                           AMERICAN INCOME FUND I-A,
                    a Massachusetts Limited Partnership

                                  FORM 10-Q

                        PART I. FINANCIAL INFORMATION

    For the nine months ended September 30, 1997, the Partnership sold equipment having a net book value of $10,798 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $10,578. There were no equipment sales during the three months ended September 30, 1997.

    For the three and nine months ended September 30, 1996, the Partnership sold equipment having a net book value of $111,250 and $126,731, respectively, to existing lessees and third parties. These sales resulted in net gains for financial statement purposes of $45,985 and $67,229, respectively. These equipment sales included the sale of the Partnership's interest in two Boeing 727-Advanced jet aircraft with an original cost and net book value of $557,072 and $106,544, respectively, which the Partnership sold to the existing lessee in July 1996. In connection with these sales, the Partnership realized sale proceeds of $148,460, which resulted in a net gain, for financial statement purposes, of $41,916. This equipment was sold prior to the expiration of the related lease term, resulting in the receipt by the Partnership of lease termination rents, described above.

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

    Depreciation expense for the three and nine months ended September 30, 1997 was $68,134 and $210,467, respectively, compared to $79,029 and $254,156 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Management fees were approximately 4.9% of lease revenue for each of the three and nine months ended September 30, 1997, respectively, compared to 4.9% and 5.3% of lease revenue for the same periods in 1996. Management fees during the nine months ended September 30, 1996 included $2,088 resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or

                           AMERICAN INCOME FUND I-A,
                    a Massachusetts Limited Partnership

                                  FORM 10-Q

                        PART I. FINANCIAL INFORMATION

repairs and maintenance costs may be incurred in connection with equipment being remarketed. Significant operating expenses were incurred in 1997 and 1996 due to heavy maintenance and airframe overhaul costs incurred or accrued in connection with the Partnership's interests in two Boeing 727 aircraft. Certain of the costs incurred in the first quarter of 1996 were subsequently reimbursed by the former lessee of the related aircraft during the third quarter of 1996. In 1996, the Partnership entered into a new 36-month lease agreement with Sunworld International Airlines, Inc. to re-lease one of the aircraft at a base rent to the Partnership of $7,540 per month. In April 1997, the Partnership entered into a new 18-month lease agreement with Transmeridian Airlines to re-lease the second aircraft at a base rent to the Partnership of $9,280 per month for 8 months and $8,120 per month for 10 months. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS
------------------------------------------------------------

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. For the nine months ended September 30, 1997, operating activities generated net cash inflows of $213,952 compared to $378,869 for the same period in 1996. Net cash from operating activities in 1996 included lease termination rents of $64,140 received in connection with the aircraft sale discussed above. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

    Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1997, the Partnership realized $21,376 in equipment sale proceeds compared to $193,960 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. During the nine months ended September 30, 1996, the Partnership expended $127,020 to replace certain aircraft engines to facilitate the re-lease of an aircraft to Transmeridian Airlines, discussed above. There were no equipment acquisitions during the same period in 1997.

    The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. The Partnership's notes payable were fully amortized during the first quarter of 1996.

                           AMERICAN INCOME FUND I-A,
                    a Massachusetts Limited Partnership

                                  FORM 10-Q

                        PART I. FINANCIAL INFORMATION

    Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1997, the Partnership declared total cash distributions of Distributable Cash from Operations and Distributable Cash From Sales and Refinancings of $226,005. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $214,705, and the General Partner was allocated 5%, or $11,300. The third quarter 1997 cash distribution was paid on October 14, 1997.

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

                         Refer to Note 6 herein

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

          AMERICAN INCOME FUND I-A, A Massachusetts Limited Partnership

                 By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.

                 By:          /s/ Michael J. Butterfield
                              --------------------------------------------
                              Michael J. Butterfield
                              Treasurer of AFG Leasing VI Incorporated
                              (Duly Authorized Officer and
                              Principal Accounting Officer)

                 Date:        November 14, 1997
                              --------------------------------------------

                 By:          /s/ Gary M. Romano
                              --------------------------------------------
                              Gary M. Romano
                              Clerk of AFG Leasing VI Incorporated
                              (Duly Authorized Officer and
                              Principal Financial Officer)

                 Date:        November 14, 1997
                              --------------------------------------------