Form 10-Q
period 1998-06-30
AMERICAN INCOME FUND I-A
filed 1998-08-14
CIK 868677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended     June 30, 1998
                              -------------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------------

                               --------------------------

For Quarter Ended June 30, 1998                 Commission File No. 33-35148


          American Income Fund I-A, a Massachusetts Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Massachusetts                                04-3097216
   -------------------------------                    -------------------
   (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                     Identification No.)

     88 Broad Street, Boston, MA                            02110
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                   ----------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No______

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No______

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                                      INDEX


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
         at June 30, 1998 and December 31, 1997                               3

         Statement of Operations
           for the three and six months ended June 30, 1998 and 1997          4

         Statement of Cash Flows
              for the six months ended June 30, 1998 and 1997                 5

         Notes to the Financial Statements                                  6-8


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9-12


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                             13

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1998 and December 31, 1997

                                   (Unaudited)

                                                            June 30,      December 31,
                                                              1998            1997
                                                          -----------     -----------
ASSETS

Cash and cash equivalents                                 $ 1,837,457     $ 1,792,606
Rents receivable                                               39,830          32,780
Accounts receivable - affiliate                                43,964          67,880
Equipment at cost, net of accumulated depreciation
  of $3,777,162 and $3,720,329 at June 30, 1998
  and December 31, 1997, respectively                         170,957         250,856
                                                          -----------     -----------
     Total assets                                         $ 2,092,208     $ 2,144,122
                                                          -----------     -----------
                                                          -----------     -----------
LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                       $   265,658     $     9,200
Accrued liabilities - affiliate                                 2,271          12,923
Deferred rental income                                          5,512           5,512
Cash distributions payable to partners                         56,502          56,502
                                                          -----------     -----------
     Total liabilities                                        329,943          84,137
                                                          -----------     -----------
Partners' capital (deficit):
  General Partner                                            (228,772)       (213,886)
  Limited Partnership Interests
   (286,274 Units; initial purchase price of $25 each)      1,991,037       2,273,871
                                                          -----------     -----------
     Total partners' capital                                1,762,265       2,059,985
                                                          -----------     -----------
     Total liabilities and partners' capital              $ 2,092,208     $ 2,144,122
                                                          -----------     -----------
                                                          -----------     -----------


                 The accompanying notes are an integral part of
                           these financial statements.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1998 and 1997

                                   (Unaudited)


                                        Three Months                Six Months
                                        Ended June 30,             Ended June 30,
                                      1998          1997         1998           1997
                                    ---------     ---------    ---------     ---------
Income:

  Lease revenue                     $ 120,020     $ 126,104    $ 223,537     $ 251,977
  Interest income                      23,104        20,171       46,697        40,263
  Gain on sale of equipment              --           4,355        1,000        10,578
                                    ---------     ---------    ---------     ---------
     Total income                     143,124       150,630      271,234       302,818
                                    ---------     ---------    ---------     ---------
Expenses:

  Depreciation                         39,852        68,647       79,899       142,333
  Equipment management fees -
    affiliate                           6,001         6,275       11,177        12,480
  Operating expenses - affiliate      336,633        45,990      364,874       142,685
                                    ---------     ---------    ---------     ---------
     Total expenses                   382,486       120,912      455,950       297,498
                                    ---------     ---------    ---------     ---------
Net income (loss)                   $(239,362)    $  29,718    $(184,716)    $   5,320
                                    ---------     ---------    ---------     ---------
                                    ---------     ---------    ---------     ---------
Net income (loss)
  per limited partnership unit      $   (0.79)    $    0.10    $   (0.61)    $    0.02
                                    ---------     ---------    ---------     ---------
                                    ---------     ---------    ---------     ---------
Cash distributions declared
  per limited partnership unit      $    0.19     $    0.25    $    0.38     $    0.50
                                    ---------     ---------    ---------     ---------
                                    ---------     ---------    ---------     ---------



                 The accompanying notes are an integral part of
                           these financial statements.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1998 and 1997

                                   (Unaudited)


                                                                1998             1997
                                                             -----------     -----------
Cash flows from (used in) operating activities:
Net income (loss)                                            $  (184,716)    $     5,320

Adjustments to reconcile net income (loss) to
  net cash from operating activities:
    Depreciation                                                  79,899         142,333
    Gain on sale of equipment                                     (1,000)        (10,578)

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                                              (7,050)        (14,680)
    accounts receivable - affilia                                 23,916           2,144
  Increase (decrease) in:
    accrued liabilities                                          256,458         (15,870)
    accrued liabilities - affiliate                              (10,652)        (12,710)
    deferred rental income                                          --              (933)
                                                             -----------     -----------
      Net cash from operating activities                         156,855          95,026
                                                             -----------     -----------
Cash flows from investing activities:
  Proceeds from equipment sales                                    1,000          21,376
                                                             -----------     -----------
      Net cash from investing activities                           1,000          21,376

Cash flows used in financing activities:
  Distributions paid                                            (113,004)       (150,670)
                                                             -----------     -----------
      Net cash used in financing activities                     (113,004)       (150,670)
                                                             -----------     -----------
Net increase (decrease) in cash and cash equivalents              44,851         (34,268)

Cash and cash equivalents at beginning of period               1,792,606       1,721,388
                                                             -----------     -----------
Cash and cash equivalents at end of period                   $ 1,837,457     $ 1,687,120
                                                             -----------     -----------
                                                             -----------     -----------


                 The accompanying notes are an integral part of
                           these financial statements.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                                  June 30, 1998

                                   (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1998 and December 31, 1997 and results of operations for the three and six month periods ended June 30, 1998 and 1997 have been made and are reflected.


NOTE 2 -- CASH

     At June 30, 1998, the Partnership had $1,731,762 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 -- REVENUE RECOGNITION

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $110,847 are due as follows:


       For the year ending June 30, 1999            $        108,297
                                    2000                       2,550
                                                    ----------------

                                   Total            $        110,847
                                                    ----------------
                                                    ----------------



NOTE 4 -- EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1998 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


                                              Remaining
                                              Lease Term       Equipment
   Equipment Type                              (Months)         at Cost
   --------------                             ----------       ---------
Aircraft                                          4-7         $ 2,288,254
Materials handling                               0-15           1,077,729
Communications                                      0             383,676
Computers & peripherals                           0-6             137,424
Tractors & heavy duty trucks                        0              61,036
                                                              -----------

                        Total equipment cost                    3,948,119

                    Accumulated depreciation                   (3,777,162)
                                                              -----------
  Equipment, net of accumulated depreciation                  $   170,957
                                                              -----------
                                                              -----------


     At June 30, 1998, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,415,273, representing approximately 61% of total equipment cost.

     The summary above includes equipment held for sale or re-lease which had been fully depreciated with a cost of approximately $26,000 at June 30, 1998. The General Partner is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

NOTE 5 -- RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1998 and 1997, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                            1998        1997
                                          --------    --------
Equipment management fees                 $ 11,177    $ 12,480
Administrative charges                      28,746      25,260
Reimbursable operating expenses
     due to third parties                  336,128     117,425
                                          --------    --------
     Total                                $376,051    $155,165
                                          --------    --------
                                          --------    --------


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1998, the Partnership was owed $43,964 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1998.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


NOTE 6 -- LEGAL PROCEEDINGS

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and supersedes a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement.

     The Stipulation of Settlement was filed with the Court on July 23, 1998 and remains pending. Ultimately, the Court must review and approve the Stipulation of Settlement prior to its becoming effective. The Stipulation of Settlement contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants. With respect to the Partnership and 10 affiliated partnerships (hereafter referred to as the "Exchange Partnerships"), the Stipulation of Settlement provides for the restructuring of their respective business operations into a single successor company whose securities would be listed and traded on a national securities exchange. The partners of the Exchange Partnerships would receive both common stock in the new company and a cash distribution in exchange for their existing partnership interests. Such a transaction would, among other things, allow for the consolidation of the Partnership's operating expenses with other similarly organized equipment leasing programs. The Stipulation of Settlement prescribes certain conditions necessary to effecting the settlement, including providing the partners of the Exchange Partnerships with the opportunity to vote on the participation of their partnership in the restructuring. To the extent that the Stipulation of Settlement is approved by the Court, the complete terms thereof will be communicated to all of the partners of the Exchange Partnerships to enable them to vote on the restructuring.

     There can be no assurance that the Stipulation of Settlement will be approved by the Court, or that the outcome of the voting by the partners of the Exchange Partnerships, including the Partnership, will result in a settlement finally being effected or in the Partnership being included in the restructuring. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that the Stipulation of Settlement will be approved by the Court. In the absence of a Stipulation of Settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The General Partner and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements in this quarterly report of American Income Fund I-A, a Massachusetts Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 6 to the accompanying financial statements and the ability of Equis Financial Group Limited Partnership (formerly American Finance Group), a Massachusetts limited partnership ("EFG"), to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's equipment upon the expiration of such leases.

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


Three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997:

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


Results of Operations

     For the three and six months ended June 30, 1998, the Partnership recognized lease revenue of $120,020 and $223,537, respectively, compared to $126,104 and $251,977 for the same periods in 1997. The decrease in lease revenue from 1997 to 1998 was expected and resulted principally from lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

     For the three months ended June 30, 1997, the Partnership sold equipment having a net book value of $1,145 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $4,355. There were no equipment sales during the three months ended June 30, 1998.

     For the six months ended June 30, 1998, the Partnership sold equipment that had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $1,000 compared to a net gain of $10,578 on equipment having a net book value of $10,798 for the same period in 1997.

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

     Depreciation expense for the three and six months ended June 30, 1998 was $39,852 and $79,899, respectively, compared to $68,647 and $142,333 for the same periods in 1997. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Management fees were approximately 5% of lease revenue for each of the three and six months ended June 30, 1998 and 1997. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Operating expenses were $336,633 and $364,874 for the three and six months ended June 30, 1998, respectively, compared to $45,990 and $142,685 for the same period in 1997. During the six months ended June 30, 1998,

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


the Partnership incurred or accrued approximately $264,000 for certain legal and administrative expenses related to the Class Action Lawsuit described in Note 6 to the financial statements. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. Operating activities generated net cash inflows of $156,855 compared to $95,026 during the six months ended June 30, 1998 and 1997, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

     Cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1998, the Partnership realized $1,000 in equipment sale proceeds compared to $21,376 for the same period in 1997. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1998, the Partnership declared total cash distributions of Distributable Cash from Operations and Distributable Cash From Sales and Refinancings of $113,004. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $107,354, and the General Partner was allocated 5%, or $5,650. The second quarter 1998 cash distribution was paid on July 14, 1998.

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



          AMERICAN INCOME FUND I-A, a Massachusetts Limited Partnership


              By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


              By:      /s/  Michael J. Butterfield
                       ------------------------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Leasing VI Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


              Date:    August 14, 1998
                       ------------------------------------------


              By:      /s/  Gary M. Romano
                       ------------------------------------------
                       Gary M. Romano
                       Clerk of AFG Leasing VI Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


              Date:    August 14, 1998
                       ------------------------------------------