Form 10-K
period 1998-12-31
AMERICAN INCOME FUND I-A
filed 1999-03-31
CIK 868677

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ________________ to ________________

                       Commission file number 33-35148-01

                           --------------------------

         AMERICAN INCOME FUND I-A, A MASSACHUSETTS LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                   04-3097216
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)

    88 BROAD ST., SIXTH FLOOR, BOSTON, MA                          02110
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code  (617) 854-5800

        Securities registered pursuant to Section 12(b) of the Act  NONE

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED


Securities registered pursuant to Section 12(g) of the Act:

            286,274 UNITS REPRESENTING LIMITED PARTNERSHIP INTEREST
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

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

                      DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1998 (Part I and II)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AMERICAN INCOME FUND I-A,
                      A MASSACHUSETTS LIMITED PARTNERSHIP
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------

                                                        PART I

Item 1.     Business......................................................................................          3

Item 2.     Properties....................................................................................          4

Item 3.     Legal Proceedings.............................................................................          5

Item 4.     Submission of Matters to a Vote of Security Holders...........................................          5

                                                       PART II

Item 5.     Market for the Partnership's Securities and Related Security Holder Matters...................          5

Item 6.     Selected Financial Data.......................................................................          7

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........          7

Item 8.     Financial Statements and Supplementary Data...................................................          7

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........          7

                                                       PART III

Item 10.    Directors and Executive Officers of the Partnership...........................................          7

Item 11.    Executive Compensation........................................................................         10

Item 12.    Security Ownership of Certain Beneficial Owners and Management................................         10

Item 13.    Certain Relationships and Related Transactions................................................         10

                                                       PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................      12-13

                                     PART I

ITEM 1. BUSINESS.

    (a) General Development of Business

    American Income Fund I-A, a Massachusetts Limited Partnership, (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on March 6, 1990 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Leasing VI Incorporated) and $100 from the Initial Limited Partner (AFG Assignor Corporation). On December 31, 1990, the Partnership issued 286,274 units of limited partnership interest (the "Units") to 359 investors. The Partnership has one General Partner, AFG Leasing VI Incorporated, a Massachusetts corporation formed in 1990 and an affiliate of Equis Financial Group Limited Partnership (formerly known as American Finance Group), a Massachusetts limited partnership ("EFG" or the "Manager"). The General Partner is not required to make any other capital contributions except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended").

    (b) Financial Information About Industry Segments

    The Partnership is engaged in only one industry segment: the business of acquiring capital equipment and leasing the equipment to creditworthy lessees on a full payout or operating lease basis. Full payout leases are those in which aggregate undiscounted noncancellable rents equal or exceed the acquisition cost of the leased equipment. Operating leases are those in which the aggregate undiscounted noncancellable rental payments are less than the acquisition cost of the leased equipment. Industry segment data is not applicable.

    (c) Narrative Description of Business

    The Partnership was organized to acquire a diversified portfolio of capital equipment subject to various full payout and operating leases and to lease the equipment to third parties as income-producing investments. More specifically, the Partnership's primary investment objectives were to acquire and lease equipment that would:

1.  Generate quarterly cash distributions;

2.  Preserve and protect Partnership capital; and

3.  Maintain substantial residual value for ultimate sale.

    The Partnership has the additional objective of providing certain federal income tax benefits.

    The Closing Date of the offering of Units of the Partnership was December 31, 1990. Significant operations commenced coincident with the Partnership's initial purchase of equipment and the associated lease commitments on December 31, 1990. The acquisition of the equipment and its associated leases is described in detail in Note 3 to the financial statements included in Item 14, herein.. The Restated Agreement, as amended, provides that the Partnership will terminate no later than December 31, 2001. However, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 6 to the accompanying financial statements.

    The Partnership has no employees; however, it is managed pursuant to a Management Agreement with EFG or one of its affiliates. The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Manager is compensated for such services as provided for in the Restated Agreement, as amended, described in Item 13 herein, and in Note 4 to the financial statements included in Item 14, herein.

    The Partnership's investment in equipment is, and will continue to be, subject to various risks, including physical deterioration, technological obsolescence and defaults by lessees. A principal business risk of owning and leasing equipment is the possibility that aggregate lease revenues and equipment sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all debt service costs and operating expenses. In addition, the leasing industry is very competitive. The Partnership is subject to considerable competition when equipment is re-leased or sold at the expiration of primary lease terms. The Partnership must compete with lease programs offered directly by manufacturers and other equipment leasing companies, including limited partnerships and trusts organized and managed similarly to the Partnership, and including other EFG-sponsored partnerships and trusts, which may seek to re-lease or sell equipment within their own portfolios to the same customers as the Partnership. Many competitors have greater financial resources and more experience than the Partnership, the General Partner and the Manager. In addition, default by a lessee under a lease may cause equipment to be returned to the Partnership at a time when the General Partner or the Manager is unable to arrange for the re-lease or sale of such equipment. This could result in the loss of anticipated revenue.

    Revenue from individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1998, 1997 and 1996 is incorporated herein by reference to Note 2 to the financial statements in the 1998 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

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

    The general partner of EFG, with a 1% controlling interest, is Equis Corporation, a Massachusetts corporation owned and controlled entirely by Gary
D. Engle, its President, Chief Executive Officer and sole Director. Equis Corporation also owns a controlling 1% general partner interest in EFG's 99% limited partner, GDE Acquisition Limited Partnership ("GDE LP"). Mr. Engle established Equis Corporation and GDE LP in December 1994 for the sole purpose of acquiring the business of AFG.

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

    (d) Financial Information About Foreign and Domestic Operations and Export Sales

    Not applicable.

ITEM 2. PROPERTIES.

    Incorporated herein by reference to Note 3 to the financial statements in the 1998 Annual Report.

ITEM 3. LEGAL PROCEEDINGS.

    Incorporated herein by reference to Note 6 to the financial statements in the 1998 Annual Report.

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

    (b) Approximate Number of Security Holders

    At December 31, 1998, there were 361 record holders in the Partnership.

    (c) Dividend History and Restrictions

    Pursuant to Article VI of the Restated Agreement, as amended, the amount of cash distributions to be declared and paid to the Partners is determined on a quarterly basis. Each quarter's distribution may vary in amount and is made 95% to the Limited Partners and 5% to the General Partner. Generally, cash distributions are paid within 30 days after the completion of each calendar quarter.

    Distributions in 1998 and 1997 were as follows:

                                                                                              GENERAL    LIMITED
                                                                                   TOTAL      PARTNER    PARTNERS
                                                                                 ----------  ---------  ----------
Total 1998 distributions.......................................................  $  226,006  $  11,300  $  214,706
Total 1997 distributions.......................................................     282,507     14,125     268,382
                                                                                 ----------  ---------  ----------
Total..........................................................................  $  508,513  $  25,425  $  483,088
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

    Distributions payable were $56,502 at both December 31, 1998 and 1997.

    There are no formal restrictions under the Restated Agreement, as amended, that materially limit the Partnership's ability to pay cash distributions, except that the General Partner may suspend or limit cash distributions to ensure that the Partnership maintains sufficient working capital reserves to cover, among other things, operating costs and potential expenditures, such as refurbishment costs to remarket equipment upon lease expiration. Liquidity is especially important as the Partnership matures and sells equipment, because the remaining equipment base consists of fewer revenue-producing assets that are available to cover prospective cash disbursements. Insufficient liquidity could inhibit the Partnership's ability to sustain its operations or maximize the realization of proceeds from remarketing its remaining assets. In particular, the Partnership's ownership interests in commercial aircraft involve unique risks resulting from the specialized nature of these assets and the potential for the Partnership to incur significant remarketing costs at lease expiration. Accordingly, the General Partner has maintained significant cash reserves within the Partnership in order to minimize the risk of a liquidity shortage primarily in connection with the Partnership's aircraft. At December 31, 1998, the Partnership owned interests in two Boeing 727 aircraft, one of which was under contract to be sold to a third party buyer subject to the buyer's right to return the aircraft on or before May 15, 1999. See Notes 3 and 6 of the accompanying financial statements concerning this aircraft. See also Note 7 of the accompanying financial statements concerning the sale of the second aircraft in January 1999.

    In addition, the Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 6 to the accompanying financial statements. A preliminary settlement agreement will allow the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. To the extent that the Partnership has exposure to aircraft investments that could require capital reserves, the General Partner does not anticipate that the Partnership will invest in new assets, regardless of its authority to do so. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect that the level of future quarterly cash distributions paid by the Partnership will be increased above amounts paid in the fourth quarter of 1998. In addition, the proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. See Note 6 to the accompanying financial statements.

    Cash distributions consist of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings.

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

ITEM 6. SELECTED FINANCIAL DATA.

    Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Incorporated herein by reference to the financial statements and supplementary data included in the 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

        (a-b) Identification of Directors and Executive Officers

    The Partnership has no Directors or Officers. As indicated in Item 1 of this report, AFG Leasing VI Incorporated is the sole General Partner of the Partnership. Under the Restated Agreement, as amended, the General Partner is solely responsible for the operation of the Partnership's properties. The Limited Partners have no right to participate in the control of the Partnership's general operations, but they do have certain voting rights, as described in Item 12 herein. The names, titles and ages of the Directors and Executive Officers of the General Partner as of March 15, 1999 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS OF
THE GENERAL PARTNER (SEE ITEM 13)

NAME                                               TITLE                             AGE                 TERM
--------------------------  ---------------------------------------------------     -----     --------------------------
Geoffrey A. MacDonald       Chairman and a member of the Executive Committee of          50   Until a successor is duly
                            EFG and President and a Director of the General                   elected and qualified
                            Partner

Gary D. Engle               President and Chief Executive Officer and member of          50
                            the Executive Committee of EFG

Gary M. Romano              Executive Vice President and Chief Operating                 39
                            Officer of EFG and Clerk of the General Partner

James A. Coyne              Executive Vice President of EFG                              38

Michael J. Butterfield      Senior Vice President, Finance and Treasurer of EFG          39
                            and Treasurer of the General Partner

Sandra L. Simonsen          Senior Vice President, Information Systems of EFG            48

Gail D. Ofgant              Senior Vice President, Lease Operations of EFG               33

    (c) Identification of Certain Significant Persons

    None.

    (d) Family Relationship

    No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

    (e) Business Experience

    Mr. MacDonald, age 50, is a co-founder, Chairman and a member of the Executive Committee of EFG and President and a Director of the General Partner. Mr. MacDonald was also a co-founder, Director, and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is President of American Finance Group Securities Corp. and a limited partner in Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC"). Prior to co-founding EFG's predecessors, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds a M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

    Mr. Engle, age 50, is President and Chief Executive Officer of EFG and sole shareholder and Director of its general partner, Equis Corporation and a member of the Executive Committee of EFG and President of AFG Realty Corporation. Mr. Engle joined EFG in 1990 as Executive Vice President and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle is Vice President and a Director of certain of EFG's subsidiaries and affiliates, a limited partner in AALP and ONC and controls the general partners of AALP and ONC. Mr. Engle is also Chairman, Chief Executive Officer, and a member of the Board of Directors of Semele Group, Inc. ("Semele"). From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has a MBA from Harvard University and a BS degree from the University of Massachusetts (Amherst).

    Mr. Romano, age 39, became Executive Vice President and Chief Operating Officer of EFG, and Secretary of Equis Corporation in 1996 and is Secretary or Clerk of several of EFG's subsidiaries and affiliates. Mr. Romano joined EFG in November 1989, became Vice President and Controller in April 1993 and Chief Financial Officer in April 1995. Mr. Romano assumed his current position in April 1996. Mr. Romano is also Vice President and Chief Financial Officer of Semele. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately held real estate development and mortgage origination company that he joined in 1987. Previously, Mr. Romano was an Audit Manager at Ernst & Whinney (now Ernst & Young LLP), where he was employed from 1982 to 1986. Mr. Romano is a Certified Public Accountant and holds a B.S. degree from Boston College.

    Mr. Coyne, age 38, is Executive Vice President, Capital Markets of EFG and President, Chief Operating Officer and a member of the Board of Directors of Semele. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994. In September 1997, Mr. Coyne was appointed Executive Vice President of EFG. Mr. Coyne is a limited partner in AALP and ONC. From May 1993 through November 1994, he was employed by the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. From 1985 through 1989, Mr. Coyne was affiliated with a real estate investment company and an equipment leasing company. Prior to 1985, he was with the accounting firm of Ernst & Whinney (now Ernst & Young LLP). He has a BS in Business Administration from John Carroll University, a Masters Degree in Accounting from Case Western Reserve University and is a Certified Public Accountant.

    Mr. Butterfield, age 39, is Senior Vice President, Finance and Treasurer of EFG and certain of its affiliates and is Treasurer of the General Partner and Semele. Mr. Butterfield joined EFG in June 1992, became Vice President, Finance and Treasurer of EFG and certain of its affiliates in April 1996 and was promoted to Senior Vice President, Finance and Treasurer of EFG and certain of its affiliates in July 1998. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London
(UK) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his CPA requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

    Ms. Simonsen, age 48, joined EFG in February 1990 and was promoted to Senior Vice President, Information Systems of EFG in April 1996. Prior to joining EFG, Ms. Simonsen was Vice President, Information Systems with Investors Mortgage Insurance Company, which she joined in 1973. Ms. Simonsen provided systems consulting for a subsidiary of American International Group and authored a software program published by IBM. Ms. Simonsen holds a BA degree from Wilson College.

    Ms. Ofgant, age 33, is Senior Vice President, Lease Operations of EFG and certain of its affiliates. Ms. Ofgant joined EFG in July 1989, was promoted to Manager Lease Operations in April 1994, and became Vice President of Lease Operations in April 1996. In July 1998, Ms. Ofgant was promoted to Senior Vice President of Lease Operations. Prior to joining EFG, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a BS degree in Finance from Providence College.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided in Section 10.2(a) of the Restated Agreement, as amended (subject to Sections 10.2(b) and 10.3), a majority interest of the Limited Partners has voting rights with respect to:

1.  Amendment of the Restated Agreement;

2.  Termination of the Partnership;

3.  Removal of the General Partner; and

4. Approval or disapproval of the sale of all, or substantially all, of the assets of the Partnership (except in the orderly liquidation of the Partnership upon its termination and dissolution).

    No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 286,274 outstanding Units as of March 1, 1999.

    The ownership and organization of EFG is described in Item 1 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The General Partner of the Partnership is AFG Leasing VI Incorporated, an affiliate of EFG.

    (a) Transactions with Management and Others

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1998, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Equipment management fees....................................................  $   20,772  $   25,477  $   30,670
Administrative charges.......................................................      57,492      54,006      32,428
Reimbursable operating expenses due to third parties.........................     389,477     154,036     158,169
                                                                               ----------  ----------  ----------
  Total......................................................................  $  467,741  $  233,519  $  221,267
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    As provided under the terms of the Management Agreement, EFG is compensated for its services to the Partnership. Such services include acquisition and management of equipment. For acquisition services, EFG is compensated by an amount equal to 2.23% of Equipment Base Price paid by the Partnership. For management services, EFG is compensated by an amount equal to 5% of gross operating lease rental revenue and 2% of gross full payout lease rental revenue received by the Partnership. Both acquisition and management fees are subject to certain limitations defined in the Management Agreement.

    Administrative charges represent amounts owed to EFG, pursuant to Section 9.4(c) of the Restated Agreement, as amended, for persons employed by EFG who are engaged in providing administrative services to the Partnership. Reimbursable operating expenses due to third parties represent costs paid by EFG on behalf of the Partnership which are reimbursed to EFG at actual cost.

    All equipment was purchased from EFG, one of its affiliates or from third-party sellers. The Partnership's acquisition cost was determined by the method described in Note 2 to the financial statements included in Item 14, herein.

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At December 31, 1998, the Partnership was owed $421,817 by EFG for such funds and the interest thereon. Included in this balance is the sale proceeds from the sale of a Boeing 727-251 aircraft (see Note 3 to the financial statements included in Item 14 herein). These funds were remitted to the Partnership in January 1999.

    Certain affiliates of the General Partner own Units in the Partnership as follows:

                                                                                     NUMBER OF     PERCENT OF TOTAL
AFFILIATE                                                                           UNITS OWNED    OUTSTANDING UNITS
---------------------------------------------------------------------------------  -------------  -------------------
Old North Capital Limited Partnership............................................        4,000              1.40%

    Old North Capital Limited Partnership ("ONC") is a Massachusetts limited partnership formed in 1995 and an affiliate of EFG. The general partner of ONC is controlled by Gary D. Engle. In addition, the limited partnership interests of ONC are owned by Semele Group, Inc. ("Semele"). Gary D. Engle is Chairman and CEO of Semele.

    (b) Certain Business Relationships

    None.

    (c) Indebtedness of Management to the Partnership

    None.

    (d) Transactions with Promoters

    See Item 13(a) above.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this report:

    (1) Financial Statements:

Report of Independent Auditors..............................................          *

Statement of Financial Position
at December 31, 1998 and 1997...............................................          *

Statement of Operations
for the years ended December 31, 1998, 1997 and 1996........................          *

Statement of Changes in Partners' Capital
for the years ended December 31, 1998, 1997 and 1996........................          *

Statement of Cash Flows
for the years ended December 31, 1998, 1997 and 1996........................          *

Notes to the Financial Statements...........................................          *

(2) Financial Statements Schedules:

    None required.

(3) Exhibits:

    Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

   EXHIBIT
   NUMBER
-------------

          4    Amended and Restated Agreement and Certificate of Limited Partnership included as Exhibit A to the
               Prospectus, which is included in Registration Statement on Form S-1 (No. 33-35148).

         13    The 1998 Annual Report to security holders, a copy of which is furnished for the information of the
               Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

         23    Consent of Independent Auditors.

         99(a) Lease agreement with Northwest Airlines, Inc. was filed in the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1991 as Exhibit 28 (a) and is incorporated herein by reference.

         99(b) Lease agreement with American National Can Company was filed in the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1991 as Exhibit 28 (d) and is incorporated herein by reference.

         99(c) Lease agreement with Ford Motor Company was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 99 (d) and is incorporated herein by reference.

   EXHIBIT
   NUMBER
-------------
         99(d) Lease agreement with Bergen Brunswig Medical Inc. (formerly Durr Medical) was filed in the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit 99 (e) and is incorporated herein by reference.

         99(e) Lease agreement with Sunworld International Airlines, Inc. was filed in the Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1996 as Exhibit 99 (f) and is incorporated herein by reference.

         99(f) Lease agreement with Transmerdian Airlines was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 99 (f) and is incorporated herein by reference.

------------------------

* Incorporated herein by reference to the appropriate portion of the 1998 Annual Report to security holders for the year ended December 31, 1998 (see
    Part II).

    (b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.

                                AMERICAN INCOME FUND I-A,
                                a Massachusetts Limited Partnership

                                By:         AFG Leasing VI Incorporated
                                     -----------------------------------------
                                        a Massachusetts corporation and the
                                         General Partner of the Registrant.

By:        /s/ GEOFFREY A. MACDONALD                 By:        /s/ GARY D. ENGLE
           ---------------------------------------              ---------------------------------------
           Geoffrey A. MacDonald                                Gary D. Engle
           CHAIRMAN AND A MEMBER OF THE EXECUTIVE               PRESIDENT AND CHIEF EXECUTIVE OFFICER
           COMMITTEE OF EFG AND PRESIDENT AND A                 AND A MEMBER OF THE EXECUTIVE COMMITTEE
           DIRECTOR OF THE GENERAL PARTNER                      OF EFG (PRINCIPAL EXECUTIVE OFFICER)
           Date: March 31, 1999                                 Date: March 31, 1999

By:        /s/ GARY M. ROMANO                        By:        /s/ MICHAEL J. BUTTERFIELD
           ---------------------------------------              ---------------------------------------
           Gary M. Romano                                       Michael J. Butterfield
           EXECUTIVE VICE PRESIDENT AND CHIEF                   SENIOR VICE PRESIDENT, FINANCE AND
           OPERATING OFFICER OF EFG AND CLERK OF                TREASURER OF EFG AND TREASURER OF THE
           THE GENERAL PARTNER (PRINCIPAL FINANCIAL             GENERAL PARTNER (PRINCIPAL ACCOUNTING
           OFFICER)                                             OFFICER)
           Date: March 31, 1999                                 Date: March 31, 1999