Form 10-Q
period 1999-03-31
AMERICAN INCOME FUND I-A
filed 1999-05-14
CIK 868677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 1999
                                ---------------------------------------------

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                    to
                                 ----------------    -----------------------


For Quarter Ended March 31, 1999                  Commission File No. 33-35148

       AMERICAN INCOME FUND I-A, A MASSACHUSETTS LIMITED PARTNERSHIP
-----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                              04-3097216
------------------------------------                       ------------------
(State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                           Identification No.)

88 BROAD STREET, BOSTON, MA                                02110
---------------------------------------                   --------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                   ---------------------------

-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --    --
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes    No
                                                      --    --

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                                      INDEX

                                                                                            PAGE
                                                                                            -----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at March 31, 1999 and December 31, 1998                                          3

         Statement of Operations
              for the three months ended March 31, 1999 and 1998                               4

         Statement of Cash Flows
              for the three months ended March 31, 1999 and 1998                               5

         Notes to the Financial Statements                                                  6-12

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          13-18

PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                              19

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 1999 and December 31, 1998

                                   (Unaudited)


                                                                                      March 31,              December 31,
                                                                                         1999                    1998
                                                                                      ---------             -------------
ASSETS

Cash and cash equivalents                                                          $     2,472,246         $     1,969,323

Rents receivable                                                                            27,645                  28,778

Accounts receivable - affiliate                                                             20,326                 421,817

Equipment at cost, net of accumulated depreciation
     of $3,467,069 and $3,550,111 at March 31, 1999
     and December 31, 1998, respectively                                                    68,040                  91,254
                                                                                   ---------------         ---------------

         Total assets                                                              $     2,588,257         $     2,511,172
                                                                                   ---------------         ---------------
                                                                                   ---------------         ---------------

LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                                                $       239,684         $       273,884
Accrued liabilities - affiliate                                                             13,592                   6,132
Deferred rental income                                                                         850                   4,775
Other liabilities                                                                          556,687                 388,600
Cash distributions payable to partners                                                      56,502                  56,502
                                                                                   ---------------         ---------------

         Total liabilities                                                                 867,315                 729,893
                                                                                   ---------------         ---------------

Partners' capital (deficit):
     General Partner                                                                      (230,838)               (227,821)
     Limited Partnership Interests
     (286,274 Units; initial purchase price of $25 each)                                 1,951,780               2,009,100
                                                                                   ---------------         ---------------

         Total partners' capital                                                         1,720,942               1,781,279
                                                                                   ---------------         ---------------

         Total liabilities and partners' capital                                   $     2,588,257         $     2,511,172
                                                                                   ---------------         ---------------
                                                                                   ---------------         ---------------

   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 1999 and 1998

                                   (Unaudited)


                                                                                        1999                    1998
                                                                                  ---------------         -----------------
Income:

     Lease revenue                                                                 $        43,782         $       103,517

     Interest income                                                                        23,880                  23,593

     Gain on sale of equipment                                                               7,547                   1,000
                                                                                   ---------------         ---------------

         Total income                                                                       79,209                 128,110
                                                                                   ---------------         ---------------

Expenses:

     Depreciation                                                                           23,214                  40,047

     Equipment management fees - affiliate                                                   2,189                   5,176

     Operating expenses - affiliate                                                         57,641                  28,241
                                                                                   ---------------         ---------------

         Total expenses                                                                     83,044                  73,464
                                                                                   ---------------         ---------------

Net income (loss)                                                                  $       (3,835)         $        54,646
                                                                                   ---------------         ---------------
                                                                                   ---------------         ---------------


Net income (loss)
     per limited partnership unit                                                  $        (0.01)         $          0.18
                                                                                   ---------------         ---------------
                                                                                   ---------------         ---------------


Cash distribution declared
     per limited partnership unit                                                  $          0.19         $          0.19
                                                                                   ---------------         ---------------
                                                                                   ---------------         ---------------

   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1999 and 1998

                                   (Unaudited)

                                                                                         1999                    1998
                                                                                   ---------------         ----------------
Cash flows from (used in) operating activities:
Net income (loss)                                                                  $        (3,835)        $        54,646

Adjustments to reconcile net income (loss) to net cash from operating activities:
         Depreciation                                                                       23,214                  40,047
         Gain on sale of equipment                                                          (7,547)                 (1,000)

Changes in assets and liabilities Decrease in:
         Rents receivable                                                                    1,133                   9,190
         Accounts receivable - affiliate                                                   401,491                   4,192
     Increase (decrease) in:
         Accrued liabilities                                                               (34,200)                     (5)
         Accrued liabilities - affiliate                                                     7,460                  (4,629)
         Deferred rental income                                                             (3,925)                     --
         Other liabilities                                                                 168,087                      --
                                                                                   ---------------         ---------------

              Net cash from operating activities                                           551,878                 102,441
                                                                                   ---------------         ---------------

Cash flows from investing activities:
     Proceeds from equipment sales                                                           7,547                   1,000
                                                                                   ---------------         ---------------

              Net cash from investing activities                                             7,547                   1,000
                                                                                   ---------------         ---------------

Cash flows used in financing activities:
     Distributions paid                                                                    (56,502)                (56,502)
                                                                                   ---------------         ---------------

              Net cash used in financing activities                                        (56,502)                (56,502)
                                                                                   ---------------         ---------------

Net increase in cash and cash equivalents                                                  502,923                  46,939

Cash and cash equivalents at beginning of period                                         1,969,323               1,792,606
                                                                                   ---------------         ---------------

Cash and cash equivalents at end of period                                         $     2,472,246         $     1,839,545
                                                                                   ---------------         ---------------
                                                                                   ---------------         ---------------

   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                                 March 31, 1999

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1998 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1998 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1999 and December 31, 1998 and results of operations for the three month periods ended March 31, 1999 and 1998 have been made and are reflected.

NOTE 2 - CASH

     At March 31, 1999, the Partnership had $2,360,716 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $5,100 are due for the year ending March 31, 2000.

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at March 31, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 1999 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

                                                                Remaining
                                                               Lease Term                        Equipment
          EQUIPMENT TYPE                                          (MONTHS)                         AT COST
          --------------                                        ----------                       -----------

Aircraft                                                                0                      $   2,288,254
Materials handling                                                    0-6                            675,035
Communications                                                          0                            383,676
Computers & peripherals                                                 0                            127,008
Tractors & heavy duty trucks                                            0                             61,036
                                                                                              ----------------
                                                   Total equipment cost                            3,535,109
                                               Accumulated depreciation                           (3,467,069)
                                                                                              ----------------
                             Equipment, net of accumulated depreciation                       $       68,040
                                                                                              ----------------
                                                                                              ----------------


     At March 31, 1999, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,415,273 representing approximately 68% of total equipment cost.

     At March 31, 1999, the Partnership had equipment held for sale with a cost and net book value of approximately $2,288,000 and $68,000, respectively. This equipment represents the Partnership's proportionate interests in two Boeing 727-251 ADV aircraft. See below for discussion related to the Partnership's interests in these aircraft. The summary above also includes equipment being leased on a month to month basis.

DEFERRED SALE

     The Partnership and certain affiliated investment programs (collectively, the "Programs") own a Boeing 727-251 ADV jet aircraft that was leased to Sunworld International Airlines, Inc. ("Sunworld"). In January 1999, upon expiration of the lease term, the Programs entered into an agreement to sell the aircraft to Sunworld for $2,450,000. The sale agreement permits Sunworld to return the aircraft to the Programs, subject to certain conditions, on or before April 10, 1999.

     At March 31, 1999, the Partnership had received $168,087, representing a portion of the Partnership's total sale proceeds which is classified as a component of other liabilities on the accompanying Statement of Financial Position at March 31, 1999. The Partnership received the remainder of the sale proceeds in April 1999; see Note 7 - Subsequent Event. Due to the contingent nature of the sale, the Partnership has deferred recognition of the sale until expiration of the return option on April 10, 1999. The Partnership's interest in the aircraft had a cost of $1,080,617 and was fully depreciated at March 31, 1999.

     In November 1998, the Programs entered into an agreement to sell their ownership interests in a Boeing 727-251 ADV aircraft and three engines (collectively the "Aircraft") to a third party (the "Purchaser"). The Programs will receive gross sale proceeds of $4,350,000. Previously, the Aircraft had been leased to Transmeridian Airlines ("Transmeridian"). In December 1998, the Purchaser remitted $3,350,000 for the Aircraft, excluding one of three engines which had been damaged while the Aircraft was leased to Transmeridian. (See Note 6 to the financial statements presented in the Partnership's 1998 Annual Report regarding legal action undertaken by the Programs related to Transmeridian and the damaged engine). The Purchaser also deposited $1,000,000 into a third-party escrow account (the "Escrow") pending repair of the damaged engine and re-installation of the refurbished engine

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

on the Aircraft. Upon installation, the escrow agent will transfer the Escrow amount plus interest thereon to the Programs. Currently, the engine is being refurbished at the expense of the Programs. The associated cost is estimated to be approximately $336,000, of which the Partnership's share is approximately $39,000. The Partnership accrued $30,000 of these costs in 1998 and the balance was incurred in the three months ended March 31, 1999.

     The Programs also are required to reimburse the Purchaser for its cost to lease a substitute engine during the period that the damaged engine is being repaired. This cost is expected to be approximately $114,000, of which the Partnership's share is approximately $13,000, all of which was accrued in 1998 in connection with the litigation referenced above. Upon completion of the engine repair and re-installation, the Escrow plus all interest thereon will be transferred to the Programs.

     In addition, the purchase and sale agreement permits the Purchaser to return the Aircraft to the Programs, subject to a number of conditions, for $4,350,000, reduced by an amount equivalent to $450 multiplied by the number of flight hours since the Aircraft's most recent C Check. Among the conditions precedent to the Purchaser's returning the Aircraft, the Purchaser must have completed its intended installation of hush-kitting on the Aircraft to conform to Stage 3 noise regulations. This work was completed in January 1999. The Purchaser's return option expires on May 15, 1999.

     Due to the contingent nature of the sale, the Partnership has deferred recognition of the sale and a resulting gain at March 31, 1999 until expiration of the Purchaser's return option on May 15, 1999. The Partnership's share of the December proceeds was $388,600, which amount was deposited into EFG's customary escrow account and transferred to the Partnership, together with the Partnership's other December rental receipts, in January 1999. At March 31, 1999, such amount was reflected as a component of other liabilities on the accompanying Statement of Financial Position. The remainder of the sale consideration, or $1,000,000, will be paid to the Programs upon release of the Escrow discussed above. The Partnership's share of this payment will be $116,000. The Partnership's interest in the Aircraft had a cost and net book value of $1,207,637 and $68,040 at March 31, 1999, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                              1999                  1998
                                                         --------------       ---------------

     Equipment management fees                          $         2,189       $         5,176
     Administrative charges                                      14,373                14,373
     Reimbursable operating expenses
         due to third parties                                    43,268                13,868
                                                        ---------------       ---------------

                                     Total              $        59,830       $        33,417
                                                        ---------------       ---------------
                                                        ---------------       ---------------

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1999, the Partnership was owed $20,326 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1999.

NOTE 6 - LEGAL PROCEEDINGS

     In January 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the United States District Court for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Partnership (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the General Partner, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the Superior Court of the Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit".

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and superseded a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement. The Stipulation of Settlement was filed with the Court on July 23, 1998 and was preliminarily approved by the Court on August 20, 1998 when the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement" (the "August 20 Order"). Prior to issuing a final order, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff class members in the Class Action Lawsuit will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing. Since first executing the Stipulation of Settlement, the Court has scheduled two fairness hearings, the first on December 11, 1998 and the second on March 19, 1999, each of which was postponed because of delays in finalizing certain information materials that are subject to regulatory review prior to being distributed to investors.

     On March 15, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 15, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divides the Class Action Lawsuit into two separate sub-classes that can be settled individually. This revision is expected to expedite the settlement of one sub-class by the middle of 1999. However, the second sub-class, involving the Partnership

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), is expected to remain pending for a longer period due, in part, to the complexity of the proposed settlement pertaining to this class.

     Specifically, the settlement of the second sub-class is premised on the consolidation of the Exchange Partnerships' net assets (the "Consolidation"), subject to certain conditions, into a single successor company ("Newco"). Under the proposed Consolidation, the partners of the Exchange Partnerships would receive both common stock in Newco and a cash distribution; and thereupon the Exchange Partnerships would be dissolved. In addition, EFG would contribute certain management contracts, operations personnel, and business opportunities to Newco and cancel its current management contracts with all of the Exchange Partnerships. Newco would operate as a finance company specializing in the acquisition, financing and servicing of equipment leases for its own account and for the account of others on a contract basis. Newco also would use its best efforts to list its shares on the Nasdaq National Market or another national exchange or market as soon after the Consolidation as Newco deems that market conditions and its business operations are suitable for listing its shares and Newco has satisfied all necessary regulatory and listing requirements. The potential benefits and risks of the Consolidation will be presented in a Solicitation Statement that will be mailed to all of the partners of the Exchange Partnerships as soon as the associated regulatory review process is completed and at least 60 days prior to the fairness hearing. A preliminary Solicitation Statement was filed with the Securities and Exchange Commission on August 24, 1998 and remains pending. Class members will be notified of the actual fairness hearing date when it is confirmed.

     One of the principal objectives of the Consolidation is to create a company that would have the potential to generate more value for the benefit of existing limited partners than other alternatives, including continuing the Partnership's customary business operations until all of its assets are disposed in the ordinary course of business. To facilitate the realization of this objective, the Amended Stipulation provides, among other things, that commencing March 22, 1999, the Exchange Partnerships may collectively invest up to 40% of the total aggregate net asset values of all of the Exchange Partnerships in any investment, including additional equipment and other business activities that the general partners of the Exchange Partnerships and EFG reasonably believe to be consistent with the anticipated business interests and objectives of Newco, subject to certain limitations, including that the Exchange Partnerships retain sufficient cash balances to pay their respective shares of the cash distribution referenced above in connection with the proposed Consolidation.

     In the absence of the Court's authorization to enter into such activities, the Partnership's Restated Agreement, as amended, would not permit new investment activities without the approval of limited partners owning a majority of the Partnership's outstanding Units. Accordingly, to the extent that the Partnership invests in new equipment, the Manager (being EFG) will (i) defer, until the earlier of the effective date of the Consolidation or December 31, 1999, any acquisition fees resulting therefrom and (ii) limit its management fees on all such assets to 2% of rental income. In the event that the Consolidation is consummated, all such acquisition and management fees will be paid to Newco. To the extent that the Partnership invests in other business activities not consisting of equipment acquisitions, the Manager will forego any acquisition fees and management fees related to such investments. In the event that the Partnership has acquired new investments, but the Partnership does not participate in the Consolidation, Newco will acquire such new investments for an amount equal to the Partnership's net equity investment plus an annualized return thereon of 7.5%. Finally, in the event that the Partnership has acquired new investments and the Consolidation is not effected, the General Partner will use its best efforts to divest all such new investments in an orderly and timely fashion and the Manager will cancel or return to the Partnership any acquisition or management fees resulting from such new investments.

     The Amended Stipulation and previous Stipulation of Settlement prescribe certain conditions necessary to effecting final settlements, including providing the partners of the Exchange Partnerships with the opportunity to

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

object to the participation of their partnership in the Consolidation. Assuming the proposed settlement is effected according to present terms, the Partnership's share of legal fees and expenses related to the Class Action Lawsuit is estimated to be approximately $59,000, all of which was accrued and expensed by the Partnership in 1998. In addition, the Partnership's share of fees and expenses related to the proposed Consolidation is estimated to be approximately $209,600, all of which was also accrued and expensed by the Partnership in 1998.

     While the Court's August 20 Order enjoined certain class members, including all of the partners of the Partnership, from transferring, selling, assigning, giving, pledging, hypothecating, or otherwise disposing of any Units pending the Court's final determination of whether the settlement should be approved, the March 22 Order permits the partners to transfer Units to family members or as a result of the divorce, disability or death of the partner. No other transfers are permitted pending the Court's final determination of whether the settlement should be approved. The provision of the August 20 Order which enjoined the General Partners of the Exchange Partnerships from, among other things, recording any transfers not in accordance with the Court's order remains effective.

     There can be no assurance that settlement of either sub-class of the Class Action Lawsuit will receive final Court approval and be effected. There also can be no assurance that all or any of the Exchange Partnerships will participate in the Consolidation because if limited partners owning more than one-third of the outstanding Units of a partnership object to the Consolidation, then that partnership will be excluded from the Consolidation. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that final settlements of each sub-class will be achieved. However, in the absence of final settlements approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome.

     In addition to the foregoing, the Partnership is a party to other lawsuits that have arisen out of the conduct of its business, principally involving disputes or disagreements with lessees over lease terms and conditions. Refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for a description of these matters. The following is an update to the Partnership's prior disclosure on Form 10-K for 1998:

ACTION INVOLVING NORTHWEST AIRLINES, INC.

     On September 22, 1995, Investors Asset Holding Corp. and First Security Bank, N.A., trustees of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in United States District Court for the District of Massachusetts against a lessee of the Partnership, Northwest Airlines, Inc. ("Northwest"). The Complaint alleges that Northwest did not fulfill its maintenance obligations under its Lease Agreements with the Plaintiffs and seeks declaratory judgment concerning Northwest's obligations and monetary damages. Northwest filed an Answer to the Plaintiffs' Complaint and a motion to transfer the venue of this proceeding to Minnesota. The Court denied Northwest's motion. On June 29, 1998, a United States Magistrate Judge recommended entry of partial summary judgment in favor of the Plaintiffs. Northwest appealed this decision. On April 15, 1999, the United States District Court Judge adopted the Magistrate Judge's recommendation and entered partial summary judgment in favor of the Plaintiffs. The General Partner believes that the Plaintiff's claims ultimately will prevail and that the Partnership's financial position will not be adversely affected by the outcome of this action.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


NOTE 7 - SUBSEQUENT EVENT

     On April 10, 1999, Sunworld's option to return a Boeing 727-251 ADV aircraft that it had purchased from the Partnership and certain affiliated investment programs in January 1999 expired. Subsequently, the Partnership received the balance of its share of the sale proceeds for this asset. In aggregate, the Partnership received total sale proceeds of $284,200. The aircraft was fully depreciated at the date of its disposal. See also Note 4.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements in this quarterly report of American Income Fund I-A Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 6 to the accompanying financial statements, the collection of all rents due under the Partnership's lease agreements and the remarketing of the Partnership's equipment.

YEAR 2000 ISSUE

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Partnership uses information systems provided by Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed substantially all of its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Partnership. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

     EFG's primary information software was coded by IBM at the point of original design to use a four digit field to identify calendar year. All of the Partnership's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Partnership's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems would be Year 2000 compliant by the end of 1998.

     Presently, EFG is not aware of any outside customer with a Year 2000 Issue that would have a material effect on the Partnership's results of operations, liquidity, or financial position. The Partnership's equipment leases were structured as triple net leases, meaning that the lessees are responsible for, among other things, (i) maintaining and servicing all equipment during the lease term, (ii) ensuring that all equipment functions properly and is returned in good condition, normal wear and tear excepted, and (iii) insuring the assets against casualty and other events of loss. Non-compliance with lease terms on the part of a lessee, including failure to address Year 2000 Issues could result in lost revenues and impairment of residual values of the Partnership's equipment assets under a worst-case scenario.

     EFG believes that its Year 2000 compliance plan will be effective in resolving all material Year 2000 risks in a timely manner and that the Year 2000 Issue will not pose significant operational problems with respect to its computer systems or result in a system failure or disruption of its or the Partnership's business operations. However, EFG has no means of ensuring that all customers, vendors and third-party servicers will conform ultimately to Year 2000 standards. The effect of this risk to the Partnership is not determinable.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998:

     The Partnership was organized in 1990 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 6 to the accompanying financial statements. Pursuant to the Restated Agreement, as amended, the Partnership is scheduled to be dissolved by December 31, 2001.

RESULTS OF OPERATIONS

     For the three months ended March 31, 1999, the Partnership recognized lease revenue of $43,782 compared to $103,517 for the same period in 1998. The decrease in lease revenue between 1998 and 1999 resulted principally from lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

     The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enabled the Partnership to further diversify its equipment portfolio at inception by participating in the ownership of selected assets, thereby reducing the general levels of risk which could have resulted from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

     For the three months ended March 31, 1999, the Partnership sold equipment that had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $7,547 compared to a net gain of $1,000 on fully-depreciated equipment for the same period in 1998.

     The results of future sales of equipment will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

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

     Depreciation expense for the three months ended March 31, 1999 was $23,214 compared to $40,047 for the same period in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Management fees were approximately 5% of lease revenue for both the three months ended March 31, 1999 and 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $57,641 for the three months ended March 31, 1999 compared to $28,241 for the same period in 1998. In 1999, operating expenses included approximately $9,000 related to the refurbishment of an aircraft engine (see Note 4 to the financial statements). Other operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. Operating activities generated a net cash outflow of $4,809 (excluding the receipt of proceeds of $556,687 related to the deferred aircraft sales, discussed below) and a net cash inflow of $102,441 during the three months ended March 31, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1999, the Partnership realized $7,547 in equipment sale proceeds compared to $1,000 for the same period in 1998. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership and certain affiliated investment programs (collectively, the "Programs") own a Boeing 727-251 ADV jet aircraft that was leased to Sunworld International Airlines, Inc. ("Sunworld"). In January 1999, upon expiration of the lease term, the Programs entered into an agreement to sell the aircraft to Sunworld for $2,450,000. The sale agreement permits Sunworld to return the aircraft to the Programs, subject to certain conditions, on or before April 10, 1999.

     At March 31, 1999, the Partnership had received $168,087, representing a portion of the Partnership's total sale proceeds which is classified as a component of other liabilities on the accompanying Statement of Financial Position at March 31, 1999. The Partnership received the remainder of the sale proceeds in April 1999; see Note 7 - Subsequent Event to the financial statements. Due to the contingent nature of the sale, the Partnership has deferred recognition of the sale until expiration of the return option on April 10, 1999. The Partnership's interest in the aircraft had a cost of $1,080,617 and was fully depreciated at March 31, 1999.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


     In November 1998, the Programs entered into an agreement to sell their ownership interests in a Boeing 727-251 ADV aircraft and three engines (collectively the "Aircraft") to a third party (the "Purchaser"). The Programs will receive gross sale proceeds of $4,350,000. Previously, the Aircraft had been leased to Transmeridian Airlines ("Transmeridian"). In December 1998, the Purchaser remitted $3,350,000 for the Aircraft, excluding one of three engines which had been damaged while the Aircraft was leased to Transmeridian. (See Note 6 to the financial statements presented in the Partnership's 1998 Annual Report regarding legal action undertaken by the Programs related to Transmeridian and the damaged engine). The Purchaser also deposited $1,000,000 into a third-party escrow account (the "Escrow") pending repair of the damaged engine and re-installation of the refurbished engine on the Aircraft. Upon installation, the escrow agent will transfer the Escrow amount plus interest thereon to the Programs. Currently, the engine is being refurbished at the expense of the Programs. The associated cost is estimated to be approximately $336,000, of which the Partnership's share is approximately $39,000. The Partnership accrued $30,000 of these costs in 1998 and the balance was incurred in the three months ended March 31, 1999.

     The Programs also are required to reimburse the Purchaser for its cost to lease a substitute engine during the period that the damaged engine is being repaired. This cost is expected to be approximately $114,000, of which the Partnership's share is approximately $13,000, all of which was accrued in 1998 in connection with the litigation referenced above. Upon completion of the engine repair and re-installation, the Escrow plus all interest thereon will be transferred to the Programs.

     In addition, the purchase and sale agreement permits the Purchaser to return the Aircraft to the Programs, subject to a number of conditions, for $4,350,000, reduced by an amount equivalent to $450 multiplied by the number of flight hours since the Aircraft's most recent C Check. Among the conditions precedent to the Purchaser's returning the Aircraft, the Purchaser must have completed its intended installation of hush-kitting on the Aircraft to conform to Stage 3 noise regulations. This work was completed in January 1999. The Purchaser's return option expires on May 15, 1999.

     Due to the contingent nature of the sale, the Partnership has deferred recognition of the sale and a resulting gain at March 31, 1999 until expiration of the Purchaser's return option on May 15, 1999. The Partnership's share of the December proceeds was $388,600, which amount was deposited into EFG's customary escrow account and transferred to the Partnership, together with the Partnership's other December rental receipts, in January 1999. At March 31, 1999, such amount was reflected as a component of other liabilities on the accompanying Statement of Financial Position. The remainder of the sale consideration, or $1,000,000, will be paid to the Programs upon release of the Escrow discussed above. The Partnership's share of this payment will be $116,000. The Partnership's interest in the Aircraft had a cost and net book value of $1,207,637 and $68,040 at March 31, 1999, respectively.

     At March 31, 1999, the Partnership was due aggregate future minimum lease payments of $12,050 from contractual lease agreements (see Note 3 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third-party. Accordingly, as the terms of the currently existing contractual lease agreements expire, the cash flows of the Partnership will become less predictable. In addition, the Partnership will need cash outflows to pay management fees and operating expenses.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


     There are no formal restrictions under the Restated Agreement, as amended, that materially limit the Partnership's ability to pay cash distributions, except that the General Partner may suspend or limit cash distributions to ensure that the Partnership maintains sufficient working capital reserves to cover, among other things, operating costs and potential expenditures, such as refurbishment costs to remarket equipment upon lease expiration. Liquidity is especially important as the Partnership matures and sells equipment, because the remaining equipment base consists of fewer revenue-producing assets that are available to cover prospective cash disbursements. Insufficient liquidity could inhibit the Partnership's ability to sustain its operations or maximize the realization of proceeds from remarketing its remaining assets. In particular, the Partnership's ownership interests in commercial aircraft involve unique risks resulting from the specialized nature of these assets and the potential for the Partnership to incur significant remarketing costs at lease expiration. Accordingly, the General Partner has maintained significant cash reserves within the Partnership in order to minimize the risk of a liquidity shortage primarily in connection with the Partnership's aircraft. At March 31, 1999, the Partnership owned interests in two Boeing 727 aircraft, both of which were under contract to be sold to third party buyers subject to the buyers' right to return the aircraft on or before April 10, 1999 and May 15, 1999, respectively (see discussion above).

     In addition, the Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 6 to the accompanying financial statements. A preliminary court order has allowed the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. To the extent that the Partnership has exposure to aircraft investments that could require capital reserves, the General Partner does not anticipate that the Partnership will invest in new assets, regardless of its authority to do so. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect that the level of future quarterly cash distributions paid by the Partnership will be increased above amounts paid in the first quarter of 1999. In addition, the proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. See
Note 6 to the accompanying financial statements.

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1999, the Partnership declared total cash distributions of Distributable Cash from Operations and Distributable Cash From Sales and Refinancings of $56,502. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $53,677, and the General Partner was allocated 5%, or $2,825. The first quarter 1999 cash distribution was paid on April 15, 1999.

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

     The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 5 to the financial statements presented in the Partnership's 1998 Annual Report). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss and the difference between distributions (declared vs. paid) for income tax and financial reporting purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

     For financial reporting purposes, the General Partner has accumulated a capital deficit at March 31, 1999. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Amended and Restated Agreement and Certificate of Limited Partnership requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1998, the General Partner had a positive tax capital account balance.

     The future liquidity of the Partnership will be influenced by, among other factors, prospective market conditions, technological changes, the ability of EFG to manage and remarket the Partnership's assets, and many other events and circumstances, that could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio. However, the outcome of the Class Action Lawsuit described in Note 6 to the accompanying financial statements will be the principal factor in determining the future of the Partnership's operations.

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

         AMERICAN INCOME FUND I-A, a Massachusetts Limited Partnership


                    By:      AFG Leasing VI Incorporated, a Massachusetts
                            ----------------------------------------------
                             corporation and the General Partner of
                             the Registrant.


                    By:      /S/  MICHAEL J. BUTTERFIELD
                             ---------------------------------------------
                                  Michael J. Butterfield
                                  Treasurer of AFG Leasing VI Incorporated
                                  (Duly Authorized Officer and
                                   Principal Accounting Officer)


                   Date:     MAY 14, 1999
                            -----------------------------------------------

                     By:     /S/  GARY ROMANO
                             ----------------------------------------------
                              Gary M. Romano
                              Clerk of AFG Leasing VI Incorporated
                              (Duly Authorized Officer and
                              Principal Financial Officer)


                   Date:    MAY 14, 1999
                            -----------------------------------------------