Form 10-K/A
period 1998-12-31
AMERICAN INCOME FUND I-A
filed 1999-11-05
CIK 868677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1998
                          ------------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                               --------------------   --------------------------

Commission file number              33-35148-01
                      ----------------------------------------------------------

          American Income Fund I-A, a Massachusetts Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Massachusetts                                               04-3097216
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

  88 Broad St., Sixth Floor, Boston, MA                       02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act       NONE
                                                           ---------------------

      Title of each class          Name of each exchange on which registered

-----------------------------     ----------------------------------------------
-----------------------------     ----------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

             286,274 Units Representing Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of class)


--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                             ---   ----

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)  Documents filed as part of this report:


             (1)         Financial Statements:

                         Report of Independent Auditors...................................................................*

                         Statement of Financial Position
                         at December 31, 1998 and 1997....................................................................*

                         Statement of Operations
                         for the years ended December 31, 1998, 1997 and 1996.............................................*

                         Statement of Changes in Partners' Capital
                         for the years ended December 31, 1998, 1997 and 1996.............................................*

                         Statement of Cash Flows
                         for the years ended December 31, 1998, 1997 and 1996.............................................*

                         Notes to the Financial Statements................................................................*

             (2)         Financial Statement Schedules:

                         None required.

             (3)         Exhibits:

                         Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

                         A list of exhibits filed or incorporated by reference is as follows:

          2.1            Plaintiffs' and Defendants' Joint Motion to Modify Order Preliminarily Approving
                         Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and
                         Hearing on, the Proposed Settlement.

          2.2            Plaintiffs' and Defendants' Joint Memorandum in Support of Joint Motion to Modify Order
                         Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and
                         Providing for Notice of, and Hearing on, the Proposed Settlement.

          2.3            Order Preliminarily Approving Settlement, Conditionally
                         Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (August 20,
                         1998).

          2.4            Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement
                         Class and Providing for Notice of, and Hearing on, the Proposed Settlement  (March 22,
                         1999).


* Incorporated herein by reference to the appropriate portion of the 1998 Annual Report to security holders for the year ended December 31, 1998 (see Part II).


            4            Amended and Restated Agreement and Certificate of
                         Limited Partnership included as Exhibit A to the Prospectus, which is included in Registration
                         Statement on Form S-1 (No. 33-35148) is incorporated herein by reference.

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


AMERICAN INCOME FUND I-A, a Massachusetts Limited Partnership


By: AFG Leasing VI Incorporated,
a Massachusetts corporation and the
General Partner of the Registrant.




By: /s/ Gary D. Engle
   --------------------------
Gary D. Engle
President and Chief Executive
Officer of EFG and a Director
of the General Partner
(Principal Executive Officer)



Date: /s/ November 5, 1999
     -------------------------

                      EXHIBIT INDEX


Exhibit                                                                                            Page
-------                                                                                            ----

2.1      Plaintiffs' and Defendants' Joint Motion to Modify Order Preliminarily                    6-25
         Approving Settlement, Conditionally Certifying Settlement Class and
         Providing for Notice of, and Hearing on, the Proposed Settlement.

2.2      Plaintiffs' and Defendants' Joint Memorandum in Support of Joint Motion                  26-50
         to Modify Order Preliminarily Approving Settlement, Conditionally
         Certifying Settlement Class and Providing for Notice of, and Hearing
         on, the Proposed Settlement.

2.3      Order Preliminarily Approving Settlement, Conditionally Certifying                       51-58
         Settlement Class and Providing for Notice of, and Hearing on, the
         Proposed Settlement (August 20, 1998).

2.4      Modified Order Preliminarily Approving Settlement, Conditionally                         59-68
         Certifying Settlement Class and Providing for Notice of, and Hearing
         on, the Proposed Settlement (March 22, 1999).