Form 10-Q
period 1999-09-30
AMERICAN INCOME FUND I-A
filed 1999-11-12
CIK 868677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1999

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________



For Quarter Ended September 30, 1999              Commission File No. 33-35148


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

                                    FORM 10-Q

                                      INDEX


                                                                                                            PAGE
                                                                                                            ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at September 30, 1999 and December 31, 1998                                                     3

         Statement of Operations
              for the three and nine months ended September 30, 1999 and 1998                                 4

         Statement of Cash Flows
              for the nine months ended September 30, 1999 and 1998                                           5

         Notes to the Financial Statements                                                                 6-11


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                         12-16


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                                            17

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1999 and December 31, 1998

                                   (Unaudited)


                                                                                  September 30,        December 31,
                                                                                      1999                 1998
                                                                                 ----------------    ----------------
ASSETS

Cash and cash equivalents                                                        $      2,652,663    $      1,969,323

Rents receivable                                                                              183              28,778

Accounts receivable - affiliate                                                             4,888             421,817

Equipment at cost, net of accumulated depreciation
   of $551,006 and $3,550,111 at September 30, 1999
   and December 31, 1998, respectively                                                         --              91,254
                                                                                 ----------------    ----------------


         Total assets                                                            $      2,657,734    $      2,511,172
                                                                                 ================    ================


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                                              $        186,209    $        273,884
Accrued liabilities - affiliate                                                             5,835               6,132
Deferred rental income                                                                         --               4,775
Other liabilities                                                                              --             388,600
Cash distributions payable to partners                                                     56,502              56,502
                                                                                 ----------------    ----------------

         Total liabilities                                                                248,546             729,893
                                                                                 ----------------    ----------------

Partners' capital (deficit):
  General Partner                                                                        (196,425)           (227,821)
  Limited Partnership Interests
  (286,274 Units; initial purchase price of $25 each)                                   2,605,613           2,009,100
                                                                                 ----------------    ----------------

         Total partners' capital                                                        2,409,188           1,781,279
                                                                                 ----------------    ----------------


         Total liabilities and partners' capital                                 $      2,657,734    $      2,511,172
                                                                                 ================    ================



                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1999 and 1998

                                   (Unaudited)



                                                            Three Months                             Nine Months
                                                         Ended September 30,                     Ended September 30,
                                                      1999                1998                1999                1998
                                                 --------------      --------------      --------------     ---------------
Income:

    Lease revenue                                  $        16,413     $       103,024     $       100,100    $       326,561

    Interest income                                         34,227              24,591             106,459             71,288

    Gain on sale of equipment                               28,602              24,000             784,906             25,000
                                                   ---------------     ---------------     ---------------    ---------------

         Total income                                       79,242             151,615             991,465            422,849
                                                   ---------------     ---------------     ---------------    ---------------


Expenses:

    Depreciation                                                --              39,852              23,214            119,751

    Equipment management fees - affiliate                      821               5,151               4,823             16,328

    Operating expenses - affiliate                          41,812              39,909             166,015            404,783
                                                   ---------------     ---------------     ---------------    ---------------

         Total expenses                                     42,633              84,912             194,052            540,862
                                                   ---------------     ---------------     ---------------    ---------------



Net income (loss)                                  $        36,609     $        66,703     $       797,413    $      (118,013)
                                                   ===============     ===============     ===============    ===============



Net income (loss)

   per limited partnership unit                    $         0.12      $         0.22      $         2.65     $        (0.39)
                                                   ==============      ==============      ==============     ==============


Cash distributions declared

   per limited partnership unit                    $         0.19      $         0.19      $         0.56     $         0.56
                                                   ==============      ==============      ==============     ==============


                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1999 and 1998

                                   (Unaudited)


                                                                                        1999                  1998
                                                                                   --------------        --------------
Cash flows from (used in) operating activities:
Net income (loss)                                                                    $       797,413       $      (118,013)

Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
        Depreciation                                                                          23,214               119,751
        Gain on sale of equipment                                                           (784,906)              (25,000)

Changes in assets and liabilities
    Decrease (increase) in:
        Rents receivable                                                                      28,595                32,516
        Accounts receivable - affiliate                                                      416,929                (9,961)
    Increase (decrease) in:
        Accrued liabilities                                                                  (87,675)              257,300
        Accrued liabilities - affiliate                                                         (297)               (5,066)
        Deferred rental income                                                                (4,775)                 (737)
        Other liabilities                                                                   (388,600)                   --
                                                                                     ---------------       ---------------

           Net cash from (used in) operating activities                                         (102)              250,790
                                                                                     ---------------       ---------------

Cash flows from investing activities:
    Proceeds from equipment sales                                                            852,946                25,000
                                                                                     ---------------       ---------------

           Net cash from investing activities                                                852,946                25,000
                                                                                     ---------------       ---------------

Cash flows used in financing activities:
    Distributions paid                                                                      (169,504)             (169,504)
                                                                                     ---------------       ---------------

           Net cash used in financing activities                                            (169,504)             (169,504)
                                                                                     ---------------       ---------------

Net increase in cash and cash equivalents                                                    683,340               106,286

Cash and cash equivalents at beginning of period                                           1,969,323             1,792,606
                                                                                     ---------------       ---------------


Cash and cash equivalents at end of period                                           $     2,652,663       $     1,898,892
                                                                                     ===============       ===============


                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                               September 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1999 and December 31, 1998 and results of operations for the three and nine month periods ended September 30, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH AND CASH EQUIVALENTS

     At September 30, 1999, American Income Fund I-A, a Massachusetts Limited Partnership (the "Partnership") had $2,539,060 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 6 regarding the Class Action Lawsuit. Future minimum rents of $2,200 are due for the year ending September 30, 2000.

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at September 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 1999 under contracted lease terms. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


                                                              Remaining
                                                             Lease Term                      Equipment
      Equipment Type                                          (Months)                        at Cost
--------------------------------                           ---------------                  ------------
Materials handling                                                  0                        $  423,998
Computers & peripherals                                             0                           127,008
                                                                                              -----------

                                                   Total equipment cost                         551,006

                                               Accumulated depreciation                        (551,006)
                                                                                              -----------

                             Equipment, net of accumulated depreciation                       $      --
                                                                                              ===========



     At September 30, 1999, the Partnership's equipment portfolio included equipment having a proportionate original cost of $127,020, representing approximately 23% of total equipment cost.

     At September 30, 1999, the Partnership was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease. The summary above includes equipment being leased on a month-to-month basis.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                                              1999                  1998
                                                         --------------       ---------------
     Equipment management fees                          $         4,823       $        16,328
     Administrative charges                                      68,393                43,119
     Reimbursable operating expenses
         due to third parties                                    97,622               361,664
                                                        ---------------       ---------------


                                     Total              $       170,838       $       421,111
                                                        ===============       ===============



     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1999, the Partnership was owed $4,888 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1999.

     Administrative charges represent amounts owed to EFG, pursuant to Section 9.4(c) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), for persons employed by EFG who are engaged in providing administrative services to the Partnership. Administrative charges and reimbursable operating expenses for the nine months ended September 30, 1999 include adjustments for 1998 actual costs of approximately $16,000 and $12,000, respectively.

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

     On March 12, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 12, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divided the Class Action Lawsuit into two separate sub-classes that could be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), remains pending due, in part, to the complexity of the proposed settlement pertaining to this class. Prior to issuing a final order approving the settlement of the second sub-class involving the Partnership, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff sub-class members will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing.

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

     One of the principal objectives of the Consolidation is to create a company that would have the potential to generate more value for the benefit of existing limited partners than other alternatives, including continuing the Partnership's customary business operations until all of its assets are disposed in the ordinary course of business. To facilitate the realization of this objective, the Amended Stipulation provides, among other things, that commencing March 22, 1999, the Exchange Partnerships may collectively invest up to 40% of the total aggregate net asset values of all of the Exchange Partnerships in any investment, including additional equipment and other business activities that the general partners of the Exchange Partnerships and EFG reasonably believe to be consistent with the anticipated business interests and objectives of Newco, subject to certain limitations, including that the Exchange Partnerships retain sufficient cash balances to pay their respective shares of the cash distribution that is part of the proposed settlement and Consolidation.

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

ACTION INVOLVING NORTHWEST AIRLINES, INC.

     On September 22, 1995, Investors Asset Holding Corp. and First Security Bank, N.A., trustees of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in United States District Court for the District of Massachusetts against a lessee of the Partnership, Northwest Airlines, Inc. ("Northwest"). The Complaint alleges that Northwest did not fulfill its maintenance obligations under its Lease Agreements with the Plaintiffs and seeks declaratory judgment concerning Northwest's obligations and monetary damages. Northwest filed an Answer to the Plaintiffs' Complaint and a motion to transfer the venue of this proceeding to Minnesota. The Court denied Northwest's motion. On June 29, 1998, a United States Magistrate

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


Judge recommended entry of partial summary judgment in favor of the Plaintiffs. Northwest appealed this decision. On April 15, 1999, the United States District Court Judge adopted the Magistrate Judge's recommendation and entered partial summary judgment in favor of the Plaintiffs on their claims for declaratory judgment. The Plaintiffs intend to make a demand upon Northwest for settlement. If no settlement is reached, the Plaintiffs will proceed to trial for an assessment of damages. No date has been set by the Court. The General Partner believes that the Plaintiff's claims ultimately will prevail and that the Partnership's financial position will not be adversely affected by the outcome of this action.

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

YEAR 2000 ISSUE

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Partnership uses information systems provided by Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Partnership. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

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

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998:

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

RESULTS OF OPERATIONS

     For the three and nine months ended September 30, 1999, the Partnership recognized lease revenue of $16,413 and $100,100, respectively, compared to $103,024 and $326,561 for the same periods in 1998. The decrease in lease revenue between 1998 and 1999 resulted principally from lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to lease term expirations and equipment sales. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

     During the three and nine months ended September 30, 1999, the Partnership sold fully depreciated equipment and equipment having a net book value of $68,040, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $28,602 and $784,906, respectively, compared to a net gain for the same periods in 1998 of $24,000 and $25,000, respectively, on fully depreciated equipment. The net gain in 1999 includes $720,760 related to the sale of the Partnership's interests in two aircraft (see further discussion below).

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

     Depreciation expense for the nine months ending September 30, 1999 and 1998 was $23,214 and $119,751, respectively. Depreciation expense for the three months ended September 30, 1998 was $39,852. The Partnership's equipment became fully depreciated during the first quarter of 1999.

     Management fees were approximately 5% and 4.8% of lease revenue for the three and nine months ended September 30, 1999, respectively, compared to 5% of lease revenue for each of the same periods in 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $41,812 and $166,015 for the three and nine months ended September 30, 1999, respectively, compared to $39,909 and $404,783 for the same periods in 1998. Operating expenses in the nine months ended September 30, 1999 include approximately $13,000 related to the refurbishment of an aircraft engine (see discussion below) and an adjustment for 1998 actual administrative charges and third party costs of approximately $28,000. During the nine months ended September 30, 1998, the Partnership incurred or accrued $264,000 for certain legal and Consolidation expenses related to the Class Action Lawsuit described in Note 6 to the financial statements. Other operating expenses consist principally of professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. Operating activities resulted in a net cash outflow of $102 and a net cash inflow of $250,790 during the nine months ended September 30, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities also will continue to decline as the Partnership experiences a higher frequency of remarketing events.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1999, the Partnership realized $852,946 in equipment sale proceeds compared to $25,000 for the same period in 1998. Sale proceeds in 1999 include $788,800 related to the Partnership's interests in two Boeing 727-251 ADV jet aircraft (see discussion below). Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     In January 1999, upon expiration of the lease term, the Partnership and certain affiliated investment programs (collectively, the "Programs") entered into an agreement to sell a Boeing 727-251 ADV jet aircraft to the lessee for $2,450,000. The sale agreement permitted the lessee to return the aircraft to the Programs, subject to certain conditions, on or before April 10, 1999.

     During the first quarter of 1999, the Partnership received $168,087, representing a portion of the Partnership's total sale proceeds with the remainder of the sale proceeds being received in the second quarter of 1999, subsequent to the expiration of the lessee's option to return the aircraft. In aggregate, the Partnership received

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


$284,200 for its interest in this aircraft. Due to the contingent nature of the sale, the Partnership deferred recognition of the sale until expiration of the return option on April 10, 1999. The Partnership's interest in the aircraft had a cost of $1,080,617 and was fully depreciated, resulting in a net gain, for financial statement purposes, of $284,200.

     In November 1998, the Programs entered into a separate agreement to sell their ownership interests in a different Boeing 727-251 ADV jet aircraft and three engines (collectively the "Aircraft") to a third party (the "Purchaser") for $4,350,000. In December 1998, the Purchaser remitted $3,350,000 for the Aircraft, excluding one of three engines which had been damaged while the Aircraft was leased to Transmeridian Airlines ("Transmeridian"). (See Note 6 to the accompanying financial statements regarding legal action undertaken by the Programs related to Transmeridian and the damaged engine). The Purchaser also deposited $1,000,000 into a third-party escrow account (the "Escrow") pending repair of the damaged engine and re-installation of the refurbished engine on the Aircraft. Upon installation, the escrow agent was obligated to transfer the Escrow amount plus interest thereon to the Programs. The engine was refurbished at the expense of the Programs. The associated cost was approximately $374,000, of which the Partnership's share was approximately $43,000. The Partnership accrued $30,000 of these costs in 1998 and the balance was incurred in the nine months ended September 30, 1999.

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

     At September 30, 1999, the Partnership was due aggregate future minimum lease payments of $2,200 from contractual lease agreements (see Note 3 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third-party.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. For the nine months ended September 30, 1999, the Partnership declared total cash distributions of Distributable Cash from Operations and Distributable Cash From Sales and Refinancings of $169,504. In accordance with the Restated Agreement, as amended, the Limited Partners were allocated 95% of these distributions, or $161,029, and the General Partner was allocated 5%, or $8,475. The third quarter 1999 cash distribution was paid on October 15, 1999.

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

     For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 1999. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1998, the General Partner had a positive tax capital account balance.

     The outcome of the Class Action Lawsuit described in Note 6 to the accompanying financial statements will be the principal factor in determining the future of the Partnership's operations. A preliminary court order has allowed the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect that the level of future quarterly cash distributions paid by the Partnership will be increased above amounts paid in the third quarter of 1999. The proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies.

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


                           Date:        November 12, 1999
                                        ----------------------------------------


                           By:          /s/  GARY ROMANO
                                        ----------------------------------------
                                        Gary M. Romano
                                        Clerk of AFG Leasing VI Incorporated
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)


                           Date:        November 12, 1999
                                        ----------------------------------------