Form 10-K
period 1999-12-31
AMERICAN INCOME FUND I-A
filed 2000-03-30
CIK 868677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended  December 31, 1999
                           -----------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________________ to ______________________

Commission file number       33-35148-01
                       ---------------------------------------------------------

         American Income Fund I-A, a Massachusetts Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                               04-3097216
-----------------------------------------------------       --------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                             Identification No.)

88 Broad St., Sixth Floor, Boston, MA                       02110
-----------------------------------------------------       --------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code   (617) 854-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act    NONE
                                                              ----

Title of each class                    Name of each exchange on which registered

-------------------------------     --------------------------------------------

-------------------------------     --------------------------------------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1999 (Part I and II)

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----

                               PART I
Item 1.     Business                                                                               3

Item 2.     Properties                                                                             4

Item 3.     Legal Proceedings                                                                      4

Item 4.     Submission of Matters to a Vote of Security Holders                                    4

                               PART II

Item 5.     Market for the Partnership's Securities and Related Security Holder Matters            5

Item 6.     Selected Financial Data                                                                6

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                             6

Item 8.     Financial Statements and Supplementary Data                                            6

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure                                                                             7

                              PART III

Item 10.    Directors and Executive Officers of the Partnership                                    8

Item 11.    Executive Compensation                                                                10

Item 12.    Security Ownership of Certain Beneficial Owners and Management                        10

Item 13.    Certain Relationships and Related Transactions                                        11

                               PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                    13-16

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

     The Closing Date of the offering of Units of the Partnership was December 31, 1990. Significant operations commenced coincident with the Partnership's initial purchase of equipment and the associated lease commitments on December 31, 1990. The acquisition of the equipment and its associated leases is described in detail in Note 3 to the financial statements included in Item 14, herein. . The Restated Agreement, as amended, provides that the Partnership will terminate no later than December 31, 2001. However, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 6 to the financial statements in the 1999 Annual Report.

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

     Revenue from individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1999, 1998 and 1997 is incorporated herein by reference to Note 2 to the financial statements in the 1999 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

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

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Not applicable.

Item 2. Properties.

     Incorporated herein by reference to Note 3 to the financial statements in the 1999 Annual Report.

Item 3. Legal Proceedings.

     Incorporated herein by reference to Note 6 to the financial statements in the 1999 Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

     (a) Market Information

     There is no public market for the resale of the Units and it is not anticipated that a public market for resale of the Units will develop.

     (b) Approximate Number of Security Holders

     At December 31, 1999, there were 362 record holders in the Partnership.

     (c) Dividend History and Restrictions

     Historically, the amount of cash distributions to be paid to the Partners has been determined on a quarterly basis. Each quarter's distribution may have varied in amount and was made 95% to the Limited Partners and 5% to the General Partner. Generally, cash distributions have been paid within 15 days after the completion of each calendar quarter.

     The Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 6 to the financial statements in the 1999 Annual Report. The proposed settlement to that lawsuit, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. In addition, commencing with the first quarter of 2000, the General Partner believes that it will be in the Partnership's best interests to suspend the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is adjudicated.

     Distributions in 1999 and 1998 were as follows:

                                                                                  General                  Limited
                                                              Total                Partner                  Partners
                                                       ----------------      ----------------          ---------------
Total 1999 distributions                               $        226,006      $         11,300          $       214,706
Total 1998 distributions                                        226,006                11,300                  214,706
                                                       ----------------      ----------------          ---------------

                      Total                            $        452,012      $         22,600          $       429,432
                                                       ================      ================          ===============

     Distributions payable were $56,502 at both December 31, 1999 and 1998.

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

Item 6. Selected Financial Data.

     Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1999 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report.

Item 8. Financial Statements and Supplementary Data.

     Incorporated herein by reference to the financial statements and supplementary data included in the 1999 Annual Report.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10. Directors and Executive Officers of the Partnership.

     (a-b) Identification of Directors and Executive Officers

     The Partnership has no Directors or Officers. As indicated in Item 1 of this report, AFG Leasing VI Incorporated is the sole General Partner of the Partnership. Under the Restated Agreement, as amended, the General Partner is solely responsible for the operation of the Partnership's properties. The Limited Partners have no right to participate in the control of the Partnership's general operations, but they do have certain voting rights, as described in Item 12 herein. The names, titles and ages of the Directors and Executive Officers of the General Partner as of March 15, 2000 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS OF
THE GENERAL PARTNER (See Item 13)

                Name                                            Title                             Age             Term
----------------------------------         ------------------------------------------------     ------         -----------
Geoffrey A. MacDonald                      Chairman and a member of the                                          Until a
                                           Executive Committee of EFG                                           successor
                                           and President and a Director                                          is duly
                                           of the General Partner                                  51           elected
                                                                                                                   and
Gary D. Engle                              President and Chief Executive                                        qualified
                                           Officer and member of the
                                           Executive Committee of EFG                              51

Gary M. Romano                             Executive Vice President and Chief
                                           Operating Officer of EFG and
                                           Clerk of the General Partner                            40

James A. Coyne                             Executive Vice President of EFG                         39

Michael J. Butterfield                     Senior Vice President, Finance and
                                           Treasurer of EFG and Treasurer of the
                                           General Partner                                         40

Sandra L. Simonsen                         Senior Vice President, Information Systems
                                           of EFG                                                  49

Gail D. Ofgant                             Senior Vice President, Lease Operations
                                           of EFG                                                  34

     (c) Identification of Certain Significant Persons

     None.

     (d) Family Relationship

     No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

(e) Business Experience

     Mr. MacDonald, age 51, is a co-founder, Chairman and a member of the Executive Committee of EFG and President and a Director of the General Partner. Mr. MacDonald was also a co-founder, Director, and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is President of American Finance Group Securities Corp. and a limited partner in Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC"). Prior to co-founding EFG's predecessors, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds a M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

     Mr. Engle, age 51, is President and Chief Executive Officer of EFG and sole shareholder and Director of its general partner, Equis Corporation and a member of the Executive Committee of EFG and President of AFG Realty Corporation. Mr. Engle joined EFG in 1990 as Executive Vice President and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle is Vice President and a Director of certain of EFG's subsidiaries and affiliates, a limited partner in AALP and ONC and controls the general partners of AALP and ONC. Mr. Engle is also Chairman, Chief Executive Officer, and a member of the Board of Directors of Semele Group, Inc. ("Semele"). From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has a MBA from Harvard University and a BS degree from the University of Massachusetts (Amherst).

     Mr. Romano, age 40, became Executive Vice President and Chief Operating Officer of EFG, and Secretary of Equis Corporation in 1996 and is Secretary or Clerk of several of EFG's subsidiaries and affiliates. Mr. Romano joined EFG in November 1989, became Vice President and Controller in April 1993 and Chief Financial Officer in April 1995. Mr. Romano assumed his current position in April 1996. Mr. Romano is also Vice President and Chief Financial Officer of Semele. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately held real estate development and mortgage origination company that he joined in 1987. Previously, Mr. Romano was an Audit Manager at Ernst & Whinney (now Ernst & Young LLP), where he was employed from 1982 to 1986. Mr. Romano is a Certified Public Accountant and holds a B.S. degree from Boston College.

     Mr. Coyne, age 39, is Executive Vice President, Capital Markets of EFG and President, Chief Operating Officer and a member of the Board of Directors of Semele. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994. In September 1997, Mr. Coyne was appointed Executive Vice President of EFG. Mr. Coyne is a limited partner in AALP and ONC. From May 1993 through November 1994, he was employed by the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. From 1985 through 1989, Mr. Coyne was affiliated with a real estate investment company and an equipment leasing company. Prior to 1985, he was with the accounting firm of Ernst & Whinney (now Ernst & Young LLP). He has a BS in Business Administration from John Carroll University, a Masters Degree in Accounting from Case Western Reserve University and is a Certified Public Accountant.

     Mr. Butterfield, age 40, is Senior Vice President, Finance and Treasurer of EFG and certain of its affiliates and is Treasurer of the General Partner and Semele. Mr. Butterfield joined EFG in June 1992, became Vice President, Finance and Treasurer of EFG and certain of its affiliates in April 1996 and was promoted to Senior Vice President, Finance and Treasurer of EFG and certain of its affiliates in July 1998. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London
(UK) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his CPA requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

     Ms. Simonsen, age 49, joined EFG in February 1990 and was promoted to Senior Vice President, Information Systems of EFG in April 1996. Prior to joining EFG, Ms. Simonsen was Vice President, Information Systems with Investors Mortgage Insurance Company, which she joined in 1973. Ms. Simonsen provided systems consulting for a subsidiary of American International Group and authored a software program published by IBM. Ms. Simonsen holds a BA degree from Wilson College.

     Ms. Ofgant, age 34, is Senior Vice President, Lease Operations of EFG and certain of its affiliates. Ms. Ofgant joined EFG in July 1989, was promoted to Manager Lease Operations in April 1994, and became Vice President of Lease Operations in April 1996. In July 1998, Ms. Ofgant was promoted to Senior Vice President of Lease Operations. Prior to joining EFG, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a BS degree in Finance from Providence College.

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

     No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 286,274 outstanding Units as of March 1, 2000.

     The ownership and organization of EFG is described in Item 1 of this report.

Item 13. Certain Relationships and Related Transactions.

     The General Partner of the Partnership is AFG Leasing VI Incorporated, an affiliate of EFG.

     (a) Transactions with Management and Others

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1999, 1998 and 1997, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                                  1999                    1998                     1997
                                                            ---------------         ---------------          ---------------
Equipment management fees                                   $         6,544         $        20,772          $        25,477
Administrative charges                                               83,864                  57,492                   54,006
Reimbursable operating expenses
   due to third parties                                             177,918                 389,477                  154,036
                                                            ---------------         ---------------          ---------------

                                Total                       $       268,326         $       467,741          $       233,519
                                                            ===============         ===============          ===============

     As provided under the terms of the Management Agreement, EFG is compensated for its services to the Partnership. Such services include acquisition and management of equipment. For acquisition services, EFG was compensated by an amount equal to 2.23% of Equipment Base Price paid by the Partnership. For management services, EFG is compensated by an amount equal to 5% of gross operating lease rental revenue and 2% of gross full payout lease rental revenue received by the Partnership. Both acquisition and management fees are subject to certain limitations defined in the Management Agreement.

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

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At December 31, 1999, the Partnership was owed $9,270 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 2000.

     Certain affiliates of the General Partner own Units in the Partnership as follows:

        ---------------------------------------------- ----------------------- -------------------------
                                                             Number of             Percent of Total
                          Affiliate                         Units Owned           Outstanding Units
        ---------------------------------------------- ----------------------- -------------------------

        Old North Capital Limited Partnership                           4,000                     1.40%
        ---------------------------------------------- ----------------------- -------------------------

     Old North Capital Limited Partnership ("ONC") is a Massachusetts limited partnership formed in 1995 and an affiliate of EFG. The general partner of ONC is controlled by Gary D. Engle. In addition, the limited partnership interests of ONC are owned by Semele. Gary D. Engle is Chairman and CEO of Semele.

     (b) Certain Business Relationships

     None.

     (c) Indebtedness of Management to the Partnership

     None.

     (d) Transactions with Promoters

     See Item 13(a) above.

PART IV

Item 14. Exhibits and Reports on Form 8-K.

(a) Documents filed as part of this report:

     (1)     Financial Statements:

             Report of Independent Auditors...................................*

             Statement of Financial Position
             at December 31, 1999 and 1998....................................*

             Statement of Operations
             for the years ended December 31, 1999, 1998 and 1997.............*

             Statement of Changes in Partners' Capital
             for the years ended December 31, 1999, 1998 and 1997.............*

             Statement of Cash Flows
             for the years ended December 31, 1999, 1998 and 1997.............*

             Notes to the Financial Statements................................*

     (2)     Financial Statements Schedules:

             None required.

     (3)     Exhibits:

             Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

             A list of exhibits filed or incorporated by reference is as follows:

Exhibit
Number
-------
    2.1 Plaintiffs' and Defendants' Joint Motion to Modify Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement was filed in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998 as Exhibit
               2.1 and is incorporated herein by reference.

   2.2 Plaintiffs' and Defendants' Joint Memorandum in Support of Joint Motion to Modify Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement was filed in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998 as Exhibit 2.2 and is incorporated herein by reference.

            *Incorporated herein by reference to the appropriate portion of the
             1999 Annual Report to security holders for the year ended December 31, 1999 (see Part II).

Exhibit
Number
-------

   2.3 Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (August 20, 1998) was filed in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998 as Exhibit 2.3 and is incorporated herein by reference.

   2.4 Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (March 22, 1999) was filed in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998 as Exhibit 2.4 and is incorporated herein by reference.

   2.5 Plaintiffs' and Defendants' Joint Memorandum in Support of Joint Motion to Further Modify Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 2.5 and is included herein.

   2.6 Second Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (March 5,
               2000) is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 2.6 and is included herein.

   4 Amended and Restated Agreement and Certificate of Limited Partnership included as Exhibit A to the Prospectus, which is included in Registration Statement on Form S-1 (No. 33-35148).

   10.1 Promissory Note in the principal amount of $1,650,000 dated March 8, 2000 between the Registrant, as lender, and Echelon Residential Holdings LLC, as borrower, is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.1 and is included herein.

   10.2 Pledge Agreement dated March 8, 2000 between Echelon Residential Holdings LLC (Pledgor) and American Income Partners V-A Limited Partnership, as Agent for itself and the Registrant, is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.2 and is included herein.

   13 The 1999 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

   23          Consent of Independent Auditors.

   99(a) Lease agreement with American National Can Company was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 as Exhibit 28 (d) and is incorporated herein by reference.

   99(b) Lease agreement with Ford Motor Company was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 99 (d) and is incorporated herein by reference.

   99(c) Lease agreement with Bergen Brunswig Medical Inc. (formerly Durr Medical) was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit 99 (e) and is incorporated herein by reference.

Exhibit
Number
-------

   99(d) Lease agreement with Sunworld International Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit 99 (f) and is incorporated herein by reference.

   99(e) Lease agreement with Transmerdian Airlines was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 99 (f) and is incorporated herein by reference.

   99(f) Lease agreement with General Motors Corporation is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and is included herein.

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

          AMERICAN INCOME FUND I-A, a Massachusetts Limited Partnership

                         By: AFG Leasing VI Incorporated,
                         a Massachusetts corporation and the
                         General Partner of the Registrant.


By: /s/ Geoffrey A. MacDonald                By: /s/ Gary D. Engle
    ------------------------------               -------------------------------
Geoffrey A. MacDonald                        Gary D. Engle
Chairman and a member of the                 President and Chief Executive
Executive Committee of EFG and               Officer and a member of the
President and a Director of the              Executive Committee of EFG
General Partner                              (Principal Executive Officer)

Date: March 30, 2000                         Date: March 30, 2000
      ----------------------------                 -----------------------------


By: /s/ Gary M. Romano                       By: /s/ Michael J. Butterfield
    -------------------------------              -------------------------------
Gary M. Romano                               Michael J. Butterfield
Executive Vice President and Chief           Senior Vice President, Finance and
Operating Officer of EFG and Clerk           Treasurer of EFG and Treasurer
of the General Partner                       of the General Partner
(Principal Financial Officer)                (Principal Accounting Officer)

Date: March 30, 2000                         Date: March 30, 2000
      ----------------------------                 -----------------------------

                             EXHIBIT INDEX
                            1999 Form 10-K

Exhibit
-------

2.5   Plaintiffs' and Defendants' Joint Memorandum in Support of Joint
      - Motion to Further Modify Order Preliminarily Approving
      Settlement, Conditionally Certifying Settlement Class and
      Providing for Notice of, and Hearing on, the Proposed
      Settlement.

2.6   Second Modified Order Preliminarily Approving Settlement,
      Conditionally Certifying Settlement Class and Providing for
      Notice of, and Hearing on, the Proposed Settlement (March 5,
      2000).

10.1  Promissory Note in the principal amount of $1,650,000 dated
      March 8, 2000 between the Registrant, as lender, and Echelon Residential Holdings LLC, as borrower.

10.2 Pledge Agreement dated March 8, 2000 between Echelon Residential Holdings LLC (Pledgor) and American Income Partners V-A Limited Partnership, as Agent for itself and the Registrant.

99(f) Lease agreement with General Motors Corporation.