Form 10-Q
period 2000-03-31
AMERICAN INCOME FUND I-A
filed 2000-05-15
CIK 868677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 31, 2000
                               -------------------------------------------------

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________________

                               _________________

For Quarter Ended March 31, 2000                 Commission File No. 33-35148-01


          AMERICAN INCOME FUND I-A, a MASSACHUSETTS LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                           04-3097216
-----------------------------------                    ------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)

88 BROAD STREET, BOSTON, MA                             02110
-----------------------------------                    ------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (617) 854-5800
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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _____  No ____

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                                      INDEX


                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

     Statement of Financial Position
              at March 31, 2000 and December 31, 1999                   3

     Statement of Operations
              for the three months ended March 31, 2000 and 1999        4

     Statement of Cash Flows
              for the three months ended March 31, 2000 and 1999        5

     Notes to the Financial Statements                                6-8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       9-12

PART II.  OTHER INFORMATION:

  Items 1 - 6                                                          13


                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 2000 and December 31, 1999

                                   (Unaudited)


                                                                 March 31,          December 31,
                                                                   2000               1999
                                                               -----------          -----------
ASSETS

Cash and cash equivalents                                      $   871,097          $ 2,593,713

Rents receivable                                                     2,396               17,000

Accounts receivable                                                 15,400                   --

Accounts receivable - affiliate                                      7,887                9,270

Note receivable                                                  1,650,000                   --

Equipment at cost, net of accumulated depreciation
    of $382,473 and $423,985 at March 31, 2000
    and December 31, 1999, respectively                                 --                   --
                                                               -----------          -----------
        Total assets                                           $ 2,546,780          $ 2,619,983
                                                               ===========          ===========

LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                            $   172,856          $   204,068
Accrued liabilities - affiliate                                      3,343                5,465
Other liabilities                                                    5,000               25,000
Cash distributions payable to partners                                  --               56,502
                                                               -----------          -----------

        Total liabilities                                          181,199              291,035
                                                               -----------          -----------
Partners' capital (deficit):
   General Partner                                                (198,605)            (200,437)
   Limited Partnership Interests
   (286,274 Units; initial purchase price of $25 each)           2,564,186            2,529,385
                                                               -----------          -----------
        Total partners' capital                                  2,365,581            2,328,948
                                                               -----------          -----------
        Total liabilities and partners' capital                $ 2,546,780          $ 2,619,983
                                                               ===========          ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 2000 and 1999

                                   (Unaudited)


                                              2000        1999
                                            --------    --------
Income:

    Lease revenue                            $ 16,779    $ 43,782

    Interest income                            45,071      27,880

    Gain on sale of equipment                   5,800       7,547
                                             --------    --------

       Total income                            67,650      79,209
                                             --------    --------
Expenses:

    Depreciation                                   --      23,214

    Equipment management fees - affiliate         839       2,189

    Operating expenses - affiliate             30,178      57,641
                                             --------    --------

       Total expenses                          31,017      83,044
                                             --------    --------

Net income (loss)                            $ 36,633    $ (3,835)
                                             ========    ========

Net income (loss)
    per limited partnership unit             $   0.12    $  (0.01)
                                             ========    ========

Cash distribution declared
    per limited partnership unit             $     --    $   0.19
                                             ========    ========




                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 2000 and 1999

                                   (Unaudited)


                                                             2000            1999
                                                         -----------     -----------
Cash flows from (used in) operating activities:
Net income (loss)                                        $    36,633     $    (3,835)

Adjustments to reconcile net income (loss) to
  net cash from (used in) operating activities:
      Depreciation                                                --          23,214
      Gain on sale of equipment                               (5,800)         (7,547)

Changes in assets and liabilities
  Decrease (increase) in:
      Rents receivable                                        14,604           1,133
      Accounts receivable                                    (15,400)             --
      Accounts receivable - affiliate                          1,383         401,491
  Increase (decrease) in:
      Accrued liabilities                                    (31,212)        (34,200)
      Accrued liabilities - affiliate                         (2,122)          7,460
      Deferred rental income                                      --          (3,925)
      Other liabilities                                      (20,000)        168,087
                                                         -----------     -----------
         Net cash from (used in) operating activities        (21,914)        551,878
                                                         -----------     -----------
Cash flows from (used in) investing activities:
  Proceeds from equipment sales                                5,800           7,547
  Note receivable                                         (1,650,000)             --
                                                         -----------     -----------

         Net cash from (used in) investing activities     (1,644,200)          7,547
                                                         -----------     -----------

Cash flows used in financing activities:
  Distributions paid                                         (56,502)        (56,502)
                                                         -----------     -----------

         Net cash used in financing activities               (56,502)        (56,502)
                                                         -----------     -----------

Net increase (decrease) in cash and cash equivalents      (1,722,616)        502,923

Cash and cash equivalents at beginning of period           2,593,713       1,969,323
                                                         -----------     -----------
Cash and cash equivalents at end of period               $   871,097     $ 2,472,246
                                                         ===========     ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                                 March 31, 2000

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1999 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1999 Annual Report.

         In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2000 and December 31, 1999 and results of operations for the three month periods ended March 31, 2000 and 1999 have been made and are reflected.

NOTE 2 - CASH

         At March 31, 2000, American Income Fund I-A, a Massachusetts Limited Partnership (the "Partnership") had $757,352 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

NOTE 3 - REVENUE RECOGNITION

         Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 6 to the financial statements presented in the Partnership's 1999 Annual Report regarding the Class Action Lawsuit. Future minimum rents of $4,740 are due for the year ending March 31, 2001.

NOTE 4 - EQUIPMENT

         The following is a summary of equipment owned by the Partnership at March 31, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2000 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


                                                                   Remaining
                                                                   Lease Term            Equipment
   Equipment Type                                                   (Months)              at Cost
--------------------                                               ----------            ---------
Materials handling                                                     0-6                 382,473

                                                   Accumulated depreciation               (382,473)
                                                                                        ----------

                                 Equipment, net of accumulated depreciation             $       --
                                                                                        ==========



         At March 31, 2000, all of the Partnership's equipment was subject to contracted leases or being leased on a month-to-month basis.

NOTE  5 - NOTE RECEIVABLE

         On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") (see Note 6 to the financial statements presented in the Partnership's 1999 Annual Report) collectively loaned $32 million to Echelon Residential Holdings LLC, a newly-formed real estate development company that will be owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only investor in Echelon Residential Holdings LLC who is related to EFG.

         The Partnership's participation in the loan is $1,650,000. Echelon Residential Holdings LLC, through a subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida based real estate company. The loan has a term of 30 months maturing on September 7, 2002 and bears interest at the annual rate of 14% for the first 24 months and 18% for the final six months of the term. Interest accrues and compounds monthly but is not payable until maturity. The Partnership accrued interest income of $15,400 related to this loan during the three months ended March 31, 2000. In connection with the transaction, Echelon Residential Holdings LLC has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

NOTE 6 - RELATED PARTY TRANSACTIONS

         All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


                                      2000       1999
                                    -------    -------
Equipment management fees           $   839    $ 2,189
Administrative charges               10,831     14,373
Reimbursable operating expenses
         due to third parties        19,347     43,268
                                    -------    -------

                           Total    $31,017    $59,830
                                    =======    =======



         All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 2000, the Partnership was owed $7,887 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 2000.


NOTE 7 - LEGAL  PROCEEDINGS

         As described more fully in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. In addition, the Partnership's 1999 Annual Report describes certain other pending litigation that has arisen out of the conduct of the Partnership's business, principally involving disputes or disagreements with lessees over lease terms and conditions.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain statements in this quarterly report of American Income Fund I-A, a Massachusetts Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 6 to the financial statements presented in the Partnership's 1999 Annual Report, the remarketing of the Partnership's equipment, and the performance of the Partnership's non-equipment assets.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999:

         The Partnership was organized in 1990 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 6 to the financial statements presented in the Partnership's 1999 Annual Report. Pursuant to the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), the Partnership is scheduled to be dissolved by December 31, 2001.

RESULTS OF OPERATIONS

         For the three months ended March 31, 2000, the Partnership recognized lease revenue of $16,779 compared to $43,782 for the same period in 1999. The decrease in lease revenue between 1999 and 2000 resulted from lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to lease term expirations and the sale of equipment.

         The Partnership's equipment portfolio (until the second quarter of 1999) included certain assets in which the Partnership held a proportionate ownership interest. In such cases, the remaining interests were owned by an affiliated equipment leasing program sponsored by Equis Financial Group Limited Partnership ("EFG"). Proportionate equipment ownership enabled the Partnership to further diversify its equipment portfolio at inception by participating in the ownership of selected assets, thereby reducing the general levels of risk which could have resulted from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually reported, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

         Interest income for the three months ended March 31, 2000 was $45,071 compared to $27,880 for the same period in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. During the three months ending March 31, 2000, interest income included interest earned on a note receivable from Echelon Residential Holdings LLC in the amount of $15,400 (see below). The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

         During the three months ended March 31, 2000, the Partnership sold fully-depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $5,800 compared to a net gain of $7,547 on fully-depreciated equipment for the same period in 1999. The results of future sales of equipment will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale.

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

         Depreciation expense for the three months ended March 31, 1999 was $23,214. All of the Partnership's remaining assets became fully depreciated during 1999. Management fees were approximately 5% of lease revenue for each of the three months ended March 31, 2000 and 1999. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

         Operating expenses were $30,178 for the three months ended March 31, 2000 compared to $57,641 for the same period in 1999. In 1999, operating expenses included approximately $9,000 related to the refurbishment of an aircraft engine (see discussion below). Other operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

         The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Historically, the Partnership's principal source of cash from operations was provided by the collection of periodic rents, however, beginning in 1999, the principal source of such cash resulted from the receipt of interest income. Cash inflows are used to pay management fees and operating costs. Operating activities generated a net cash outflow of $21,914 and $4,809 (excluding the receipt of proceeds of $556,687 related to the deferred aircraft sales, discussed below) during the three months ended March 31, 2000 and 1999, respectively. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors. (See additional discussion below regarding the loan made by the Partnership in March 2000). Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

         Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 2000 and 1999, the Partnership realized equipment sale proceeds of $5,800 and $7,547 respectively. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

         During the three months ended March 31, 1999, the Partnership received $168,087, representing a portion of the sale proceeds from its interest in an aircraft that was sold by the Partnership and certain affiliated investment programs (collectively, the "Programs"). The remainder of the Partnership's sale proceeds was received in the second quarter of 1999. The sale was treated as a deferred sale due to certain contingencies that were not satisfied until the second quarter of 1999. The proceeds received during the three months ended March 31, 1999 were recorded as other liabilities prior to the recognition of the sale. See the Partnership's 1999 Annual Report for further discussion.

         In December 1998, the Partnership sold its interest in a second aircraft for proceeds of $504,600, of which $388,600 was deposited into EFG's customary escrow account and transferred to the Partnership in January 1999. Due to certain associated contingencies, the Partnership deferred recognition of the sale until the second quarter of 1999. In connection with this sale, the Partnership accrued costs of approximately $9,000 during the three months ended March 31, 2000 to refurbish an engine damaged while the aircraft was leased to Transmeridian Airlines ("Transmeridian"). See Note 6 to the financial statements presented in the Partnership's 1999 Annual Report regarding legal action undertaken by the Programs related to Transmeridian and the damaged engine. See the Partnership's 1999 Annual Report for further discussion of this deferred sale.

         At March 31, 2000, the Partnership was due aggregate future minimum lease payments of $4,740 from contractual lease agreements (see Note 3 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third-party.

         In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 6 to the financial statements presented in the Partnership's 1999 Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") (see Note 6 to the financial statements presented in the Partnership's 1999 Annual Report) collectively loaned $32 million to Echelon Residential Holdings LLC, a newly-formed real estate development company that will be owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only investor in Echelon Residential Holdings LLC who is related to EFG.

         The Partnership's participation in the loan is $1,650,000. Echelon Residential Holdings LLC, through a subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida based real estate company. The loan has a term of 30 months maturing on September 7, 2002 and bears interest at the annual rate of 14% for the first 24 months and 18% for the final six months of the term. Interest accrues and compounds monthly but is not payable until maturity. In connection with the transaction, Echelon Residential Holdings LLC has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

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

         Cash distributions to the General and Limited Partners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for the quarter ended March 31, 2000 (see discussion below).

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

         The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 5 to the financial statements presented in the Partnership's 1999 Annual Report). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss and the difference between distributions (declared vs. paid) for income tax and financial reporting purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

         For financial reporting purposes, the General Partner has accumulated a capital deficit at March 31, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1999, the General Partner had a positive tax capital account balance.

         The outcome of the Class Action Lawsuit described in Note 6 to the financial statements presented in the Partnership's 1999 Annual Report will be the principal factor in determining the future of the Partnership's operations. The proposed settlement to that lawsuit, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. In addition, commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is adjudicated.

                            AMERICAN INCOME FUND I-A,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

    Item 1.                Legal Proceedings
                           Response:

                           Refer to Note 7 to the financial statements herein.

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


                         Date:     MAY 15, 2000
                                   --------------------------------------------


                         By:       /S/  GARY M. ROMANO
                                   --------------------------------------------
                                   Gary M. Romano
                                   Clerk of AFG Leasing VI Incorporated
                                   (Duly Authorized Officer and
                                   Principal Financial Officer)


                         Date:     MAY 15, 2000
                                   --------------------------------------------