Form 10-Q
period 2000-06-30
AMERICAN INCOME FUND I-A
filed 2000-08-14
CIK 868677

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended June 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from          to

                        Commission File No. 33-35148-01

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [_]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                                     INDEX

                                                                                     Page
                                                                                     -----
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

             Statement of Financial Position
              at June 30, 2000 and December 31, 1999...............................      3

             Statement of Operations
              for the three and six months ended June 30, 2000 and 1999............      4

             Statement of Cash Flows
              for the six months ended June 30, 2000 and 1999......................      5

             Notes to the Financial Statements.....................................   6-10

     Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................  11-15

PART II. OTHER INFORMATION:

     Items 1-6......................................................................    16

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION

                      June 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------  ------------
ASSETS
Cash and cash equivalents............................. $  859,411   $2,593,713
Rents receivable......................................      2,370       17,000
Accounts receivable--affiliate........................     10,071        9,270
Investment in real estate venture.....................  1,639,423           --
Equipment at cost, net of accumulated depreciation of
 $360,367 and $423,985 at June 30, 2000 and December
 31, 1999, respectively...............................         --           --
                                                       ----------   ----------
    Total assets...................................... $2,511,275   $2,619,983
                                                       ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL
Accrued liabilities................................... $  166,951   $  204,068
Accrued liabilities--affiliate........................      6,280        5,465
Other liabilities.....................................         --       25,000
Cash distributions payable to partners................         --       56,502
                                                       ----------   ----------
    Total liabilities.................................    173,231      291,035
                                                       ----------   ----------
Partners' capital (deficit):
 General Partner......................................   (199,982)    (200,437)
 Limited Partnership Interests (286,274 Units; initial
  purchase price of $25 each).........................  2,538,026    2,529,385
                                                       ----------   ----------
    Total partners' capital...........................  2,338,044    2,328,948
                                                       ----------   ----------
    Total liabilities and partners' capital........... $2,511,275   $2,619,983
                                                       ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                            STATEMENT OF OPERATIONS

           For the three and six months ended June 30, 2000 and 1999
                                  (Unaudited)

                         For the three months ended   For the six months ended
                                  June 30,                    June 30,
                         ---------------------------- ------------------------
                             2000           1999         2000         1999
                         -------------  ------------- ------------------------
Income:
 Lease revenue.......... $      18,582  $      39,905 $    35,361 $     83,687
 Interest income........        13,185         44,352      42,856       72,232
 Gain on sale of
  equipment.............         1,500        748,757       7,300      756,304
                         -------------  ------------- ----------- ------------
    Total income........        33,267        833,014      85,517      912,223
                         -------------  ------------- ----------- ------------

Expenses:
 Depreciation...........            --             --          --       23,214
 Equipment management
  fees--affiliate.......           929          1,813       1,768        4,002
 Operating expenses--
  affiliate.............        33,898         66,562      64,076      124,203
 Partnership's share of
  unconsolidated real
  estate venture's
  loss..................         8,964             --      10,577           --
                         -------------  ------------- ----------- ------------
    Total expenses......        43,791         68,375      76,421      151,419
                         -------------  ------------- ----------- ------------
Net income (loss)....... $     (10,524) $     764,639 $     9,096 $    760,804
                         =============  ============= =========== ============
Net income (loss) per
 limited partnership
 unit................... $        (.04) $        2.54 $       .03 $       2.53
                         =============  ============= =========== ============
Cash distributions
 declared per limited
 partnership unit....... $          --  $         .19 $        -- $        .38
                         =============  ============= =========== ============



   The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS

                For the six months ended June 30, 2000 and 1999
                                  (Unaudited)

                                                    For the six months ended
                                                            June 30,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
Cash flows provided by (used in) operating
 activities:
Net income........................................  $      9,096  $    760,804
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation....................................            --        23,214
  Gain on sale of equipment.......................        (7,300)     (756,304)
  Partnership's share of unconsolidated real
   estate venture's loss..........................        10,577            --
Changes in assets and liabilities
 Decrease (increase) in:
  Rents receivable................................        14,630        28,778
  Accounts receivable--affiliate..................          (801)      289,229
 Increase (decrease) in:
  Accrued liabilities.............................       (37,117)      (65,122)
  Accrued liabilities--affiliate..................           815        41,579
  Deferred rental income..........................            --        (4,775)
  Other liabilities...............................       (25,000)     (384,600)
                                                    ------------  ------------
    Net cash used in operating activities.........       (35,100)      (67,197)
                                                    ------------  ------------

Cash flows provided by (used in) investing
 activities:
 Proceeds from equipment sales....................         7,300       824,344
 Investment in real estate venture................    (1,650,000)           --
                                                    ------------  ------------
    Net cash provided by (used in) investing
     activities...................................    (1,642,700)      824,344
                                                    ------------  ------------

Cash flows used in financing activities:
 Distributions paid...............................       (56,502)     (113,004)
                                                    ------------  ------------
    Net cash used in financing activities.........       (56,502)     (113,004)
                                                    ------------  ------------
Net (decrease) increase in cash and cash
 equivalents......................................    (1,734,302)      644,143
Cash and cash equivalents at beginning of period..     2,593,713     1,969,323
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $    859,411  $  2,613,466
                                                    ============  ============

   The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                       NOTES TO THE FINANCIAL STATEMENTS

                                 June 30, 2000
                                  (Unaudited)

Note 1--Basis of Presentation

   The financial statements presented herein are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1999 Annual Report. Except as disclosed herein, there have been no material changes to the information presented in the footnotes to the 1999 Annual Report.

   In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2000 and December 31, 1999 and results of operations for the three and six month periods ended June 30, 2000 and 1999 have been made and are reflected.

Note 2--Cash

   At June 30, 2000, American Income Fund I-A, a Massachusetts Limited Partnership (the "Partnership") had $749,066 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

Note 3--Revenue Recognition

   Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 6 to the financial statements presented in the Partnership's 1999 Annual Report regarding the Class Action Lawsuit. Future minimum rents of $2,370 are due for the year ending June 30, 2001.

Note 4--Equipment

   The following is a summary of equipment owned by the Partnership at June 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2000 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)

                                                    Remaining
                                                    Lease Term        Equipment,
               Equipment Type                        (Months)          at Cost
               --------------                       ----------        ----------
Materials handling..........................           0-3             $360,367
                                             Accumulated depreciation  (360,367)
                                                                       --------
                                             Equipment, net of
                                             accumulated depreciation  $     --
                                                                       ========

   At June 30, 2000, all of the Partnership's equipment was subject to contracted leases or being leased on a month-to-month basis.

Note 5--Investment in Real Estate Venture

   On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32.0 million to Echelon Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate development company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG.

   The Partnership's participation in the loan is $1,650,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential
LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

   Using the guidance set forth in the Third Notice to Practitioners by the American Institute of Certified Public Accountants ("AICPA") in February 1986 entitled "ADC Arrangements" (the "Third Notice"), the Partnership has evaluated this investment to determine whether loan, joint venture or real estate accounting is appropriate. Such determination affects the Partnership's balance sheet classification of the investment and the recognition of revenues derived therefrom. The Third Notice was issued to address those real estate acquisition, development and construction arrangements where a lender has virtually the same risk and potential awards as those of owners or joint ventures. Emerging Issues Task Force ("EITF") 86-21, "Application of the AICPA Notice to Practitioners regarding Acquisition, Development and Construction Arrangements to Acquisition of an Operating Property" expanded the applicability of the Third Notice to entities other than financial institutions.

   Based on the applicability of the Third Notice, EITF 86-21 and consideration of the economic substance of the transaction, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

   The Partnership's March 31, 2000 Form 10-Q previously reported the investment in real estate venture as a loan receivable and recorded interest income and receivable on the Partnership's March 31, 2000 financial statements. The financial statements below have been adjusted to account

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)

for the loan as an investment in real estate venture as of and for the three months ended March 31, 2000. The adjustments to the financial statements previously filed in the Partnership's March 31, 2000 Form 10-Q represent less than 1% of the Partnership's capital and include the reversal of $15,400 of interest income recorded on this loan and a recognition of $1,613 for the Partnership's share of losses in Echelon Residential Holdings.

                        STATEMENT OF FINANCIAL POSITION

                                 March 31, 2000
                                  (Unaudited)

ASSETS
Cash and cash equivalents.......................................... $  871,097
Rents receivable...................................................      2,396
Accounts receivable--affiliate.....................................      7,887
Investment in real estate venture..................................  1,648,387
Equipment at cost, net of accumulated depreciation of $382,473.....         --
                                                                    ----------
    Total assets................................................... $2,529,767
                                                                    ==========

LIABILITIES AND PARTNERS' CAPITAL
Accrued liabilities................................................ $  172,856
Accrued liabilities--affiliate.....................................      3,343
Other liabilities..................................................      5,000
                                                                    ----------
    Total liabilities..............................................    181,199
                                                                    ----------
Partners' capital (deficit):
 General Partner...................................................   (199,456)
 Limited Partnership Interests (286,274 Units; initial purchase price of $25 each)...............................................  2,548,024
                                                                    ----------
    Total partners' capital........................................  2,348,568
                                                                    ----------
    Total liabilities and partners' capital........................ $2,529,767
                                                                    ==========

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)


                            STATEMENT OF OPERATIONS

                   For the three months ended March 31, 2000
                                  (Unaudited)

Income:
 Lease revenue............................................................ $16,779
 Interest income..........................................................  29,671
 Gain on sale of equipment................................................   5,800
                                                                           -------
    Total income..........................................................  52,250
                                                                           -------

Expenses:
 Equipment management fees--affiliate.....................................     839
 Operating expenses--affiliate............................................  30,178
 Partnership's share of unconsolidated real estate venture's loss.........   1,613
                                                                           -------
    Total expenses........................................................  32,630
                                                                           -------

Net income................................................................ $19,620
                                                                           =======
Net income per limited partnership unit................................... $   .07
                                                                           =======
Cash distribution declared per limited partnership unit................... $    --
                                                                           =======

   The Partnership's accompanying financial statements as of and for the six months ended June 30, 2000, are presented in accordance with the guidance above. The investment is net of the Partnership's share of losses in this real estate venture. For the six months ended June 30, 2000 the Partnership's share of losses is $10,577 and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss".

   The summarized financial information for Echelon Residential Holdings as of and for the six months ended June 30, 2000 is as follows:

                                                                  (Unaudited)
           Total assets                                           $54,704,360
           Total liabilities                                      $50,914,020
           Total equity                                           $ 3,790,340

           Total revenues                                         $   905,751
           Total expenses                                         $ 2,593,700
           Net loss                                               $(1,687,949)

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)

Note 6--Related Party Transactions

   All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                      For the six months ended
                                                              June 30,
                                                      ------------------------
                                                         2000         1999
                                                      ------------------------
Equipment management fees ........................... $     1,768 $      4,002
Administrative charges...............................      26,548       52,922
Reimbursable operating expenses due to third
 parties.............................................      37,528       71,281
                                                      ----------- ------------
  Total.............................................. $    65,844     $128,205
                                                      =========== ============

   All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 2000, the Partnership was owed $10,071 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 2000.

Note 7--Legal Proceedings

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

Three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999

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

Results of Operations

   For the three and six months ended June 30, 2000, the Partnership recognized lease revenue of $18,582 and $35,361, respectively, compared to $39,905 and $83,687, respectively, for the same periods in 1999. The decrease in lease revenue between 1999 and 2000 resulted from lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to lease term expirations and the sale of equipment.

   Prior to the second quarter of 1999, the Partnership's equipment portfolio included certain assets in which the Partnership held a proportionate ownership interest. In such cases, the remaining interests were owned by an affiliated equipment leasing program sponsored by Equis Financial Group Limited Partnership ("EFG"). Proportionate equipment ownership enabled the Partnership to further diversify its equipment portfolio at inception by participating in the ownership of selected assets, thereby reducing the general levels of risk which could have resulted from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually reported, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

   Interest income for the three and six months ended June 30, 2000 was $13,185 and $42,856 compared to $44,352 and $72,232 for the same periods in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. On March 8, 2000, the Partnership utilized $1,650,000 of available cash for a loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). (See Note 5 to the financial statements herein.) The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

   During the three and six months ended June 30, 2000, the Parthership sold fully-depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes of $1,500 and $7,300, respectively. During the three and six months ended June 30, 1999, the Partnership sold equipment with a net book value of $68,040 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $748,757 and $756,304, respectively. The results of future sales of equipment will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale.

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

   Depreciation expense for the three months ended March 31, 1999 was $23,214. All of the Partnership's remaining assets became fully depreciated during the first quarter of 1999. Management fees were $929 and $1,768, respectively, for the three and six months ended June 30, 2000 compared to $1,813 and $4,002 for the same periods in 1999. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

   Operating expenses were $33,898 and $64,076, respectively, for the three and six months ended June 30, 2000 compared to $66,562 and $124,203, respectively, for the same periods in 1999. In 1999, operating expenses included approximately $13,000 related to the refurbishment of an aircraft engine and a $28,000 adjustment for 1998 actual administration charges and third-party costs. Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

   For the three and six months ended June 30, 2000, the Partnership's share of losses of Echelon Residential Holdings were $8,964 and $10,577, respectively, and are reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss". See further discussion below.

Liquidity and Capital Resources and Discussion of Cash Flows

   The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Historically, the Partnership's principal source of cash from operations was provided by the collection of periodic rents, however, beginning in 1999, a significant source of such cash resulted from the receipt of factors. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events. See additional discussion below regarding the loan made by the Partnership to Echelon Residential Holdings in March 2000.

   Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 2000 and 1999, the Partnership realized equipment sale proceeds of $7,300 and $824,344, respectively. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

   In December 1998, the Partnership sold its interest in an aircraft for proceeds of $504,600, of which $388,600 was deposited into EFG's customary escrow account and transferred to the Partnership in January 1999. Due to certain associated contingencies, the Partnership deferred recognition of the sale until the second quarter of 1999. See the Partnership's 1999 Annual Report for further discussion of this deferred sale.

   At June 30, 2000, the Partnership was due aggregate future minimum lease payments of $2,370 from contractual lease agreements. At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third-party.

   In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 6 to the financial statements presented in the Partnership's 1999 Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32.0 million to Echelon Residential Holdings, a newly-formed real estate development company owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG.

   The Partnership's participation in the loan is $1,650,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential
LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

   As discussed in Note 5 in the Partnership's financial statements, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

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

   Cash distributions to the General and Limited Partners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for the six months ended June 30, 2000.

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

   The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes, generally referred to as permanent or timing differences. See Note 5 to the financial statements presented in the Partnership's 1999 Annual Report. For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss and the difference between distributions (declared vs. paid) for income tax and financial reporting purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

   For financial reporting purposes, the General Partner has accumulated a capital deficit at June 30, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1999, the General Partner had a positive tax capital account balance.

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

Item 1.     Legal Proceedings
            Response:
            Refer to Note 7 to the financial statements herein.

Item 2.     Changes in Securities
            Response: None

Item 3.     Defaults upon Senior Securities
            Response: None

Item 4.     Submission of Matters to a Vote of Security Holders
            Response: None

Item 5.     Other Information
            Response: None

Item 6(a).  Exhibits
            27 Financial Data Schedule

Item 6(b).  Reports on Form 8-K
            Response: None

                                 EXHIBIT INDEX
                                 -------------

Exhibit     Description
-------     -----------
27          Financial Data Schedule

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

                             AMERICAN INCOME FUND I-A, a Massachusetts
                             Limited Partnership

                             By: AFG Leasing VI Incorporated, a
                                Massachusetts corporation and the General
                                Partner of the Registrant.

                                       /s/ Michael J. Butterfield
                             By: ______________________________________________
                                           Michael J. Butterfield
                                  Treasurer of AFG Leasing VI Incorporated
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)

                             Date: August 14, 2000