Form 10-Q
period 2000-09-30
AMERICAN INCOME FUND I-A
filed 2000-11-14
CIK 868677

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [_]

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                                     INDEX

                                                                                                       Page
                                                                                                      ------
PART I.   FINANCIAL INFORMATION:

            Item 1.  Financial Statements

                     Statement of Financial Position
                      at September 30, 2000 and December 31, 1999..................................      3

                     Statement of Operations
                      for the three and nine months ended September 30, 2000 and 1999..............      4

                     Statement of Cash Flows
                      for the nine months ended September 30, 2000 and 1999........................      5

                     Notes to the Financial Statements.............................................    6-9

            Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.........................................................  10-13

PART II.   OTHER INFORMATION:

            Items 1-6..............................................................................     14

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION

                   September 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                                                September 30,           December 31,
                                                                                     2000                   1999
                                                                                  ----------             ----------
ASSETS
Cash and cash equivalents......................................................   $  851,496             $2,593,713
Rents receivable...............................................................        2,370                 17,000
Accounts receivable--affiliate.................................................        2,680                  9,270
Investment in real estate venture..............................................    1,612,671                      -
Equipment at cost, net of accumulated depreciation of $342,411 and
 $423,985 at September 30, 2000 and December 31, 1999, respectively............            -                      -
                                                                                  ----------             ----------
     Total assets..............................................................   $2,469,217             $2,619,983
                                                                                  ==========             ==========


LIABILITIES AND PARTNERS' CAPITAL
Accrued liabilities............................................................   $  202,539             $  204,068
Accrued liabilities--affiliate.................................................       18,877                  5,465
Other liabilities..............................................................            -                 25,000
Cash distributions payable to partners.........................................            -                 56,502
                                                                                  ----------             ----------
     Total liabilities.........................................................      221,416                291,035
                                                                                  ----------             ----------
Partners' capital (deficit):
 General Partner...............................................................     (204,494)              (200,437)
 Limited Partnership Interests (286,274 Units; initial purchase
  price of $25 each)...........................................................    2,452,295              2,529,385
                                                                                  ----------             ----------
     Total partners' capital...................................................    2,247,801              2,328,948
                                                                                  ----------             ----------
     Total liabilities and partners' capital...................................   $2,469,217             $2,619,983
                                                                                  ==========             ==========

  The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                            STATEMENT OF OPERATIONS

        For the three and nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                             For the three months ended             For the nine months ended
                                                                    September 30,                         September 30,
                                                               2000               1999               2000               1999
                                                             --------            -------           --------           --------
Income:
 Lease revenue...................................            $  9,694            $16,413           $ 45,055           $100,100
 Interest income.................................              13,755             34,227             56,611            106,459
 Gain on sale of equipment.......................               1,500             28,602              8,800            784,906
                                                             --------            -------           --------           --------
      Total income...............................              24,949             79,242            110,466            991,465
                                                             --------            -------           --------           --------

Expenses:
 Depreciation....................................                   -                  -                  -             23,214
 Equipment management fees--affiliate............                 485                821              2,253              4,823
 Operating expenses--affiliate...................              87,955             41,812            152,031            166,015
    Partnership's share of unconsolidated real
        estate venture's loss....................              26,752                 -              37,329                  -
                                                             --------            -------           --------           --------
     Total expenses..............................             115,192             42,633            191,613            194,052
                                                             --------            -------           --------           --------

Net (loss) income................................            $(90,243)           $36,609           $(81,147)          $797,413
                                                             ========            =======           ========           ========
Net (loss) income per limited partnership unit...            $  (0.30)           $  0.12           $  (0.27)          $   2.65
                                                             ========            =======           ========           ========
Cash distributions declared per limited
 partnership unit................................            $      -            $  0.19           $      -           $   0.56
                                                             ========            =======           ========           ========

  The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS

             For the nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                                  For the nine months ended
                                                                                        September 30,
                                                                                  2000                   1999
                                                                              -----------             ----------
Cash flows provided by (used in) operating activities:
Net (loss) income........................................................     $   (81,147)            $  797,413
Adjustments to reconcile net (loss) income to net cash used in operating activities:
  Depreciation...........................................................               -                 23,214
  Gain on sale of equipment..............................................          (8,800)              (784,906)
  Partnership's share of unconsolidated real estate venture's loss.......          37,329                      -
Changes in assets and liabilities
 Decrease in:
  Rents receivable.......................................................          14,630                 28,595
  Accounts receivable--affiliate.........................................           6,590                416,929
 Increase (decrease) in:
  Accrued liabilities....................................................          (1,529)               (87,675)
  Accrued liabilities--affiliate.........................................          13,412                   (297)
  Deferred rental income.................................................               -                 (4,775)
  Other liabilities......................................................         (25,000)              (388,600)
                                                                              -----------             ----------
     Net cash used in operating activities...............................         (44,515)                  (102)
                                                                              -----------             ----------


Cash flows provided by (used in) investing activities:
 Proceeds from equipment sales...........................................           8,800                852,946
 Investment in real estate venture.......................................      (1,650,000)                     -
                                                                              -----------             ----------
     Net cash (used in) provided by investing activities.................      (1,641,200)               852,946
                                                                              -----------             ----------


Cash flows used in financing activities:
 Distributions paid......................................................         (56,502)              (169,504)
                                                                              -----------             ----------
     Net cash used in financing activities...............................         (56,502)              (169,504)
                                                                              -----------             ----------

Net (decrease) increase in cash and cash equivalents.....................      (1,742,217)               683,340
Cash and cash equivalents at beginning of period.........................       2,593,713              1,969,323
                                                                              -----------             ----------
Cash and cash equivalents at end of period...............................     $   851,496             $2,652,663
                                                                              ===========             ==========

   The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                       NOTES TO THE FINANCIAL STATEMENTS

                              September 30, 2000
                                  (Unaudited)

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2000 and December 31, 1999 and results of operations for the three and nine month periods ended September 30, 2000 and 1999 have been made and are reflected.

Note 2--Cash

     At September 30, 2000, American Income Fund I-A, a Massachusetts Limited Partnership (the "Partnership") had $749,320 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

Note 3--Revenue Recognition

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 6 to the financial statements presented in the Partnership's 1999 Annual Report regarding the Class Action Lawsuit. There are no future minimum rents due to the Partnership, although the Partnership may receive rents from equipment leased on a month-to-month basis and future renewals and re-leases.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                 NOTES TO THE FINANCIAL STATEMENTS (Continued)

Note 4--Equipment

     The following is a summary of equipment owned by the Partnership at September 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2000 under contracted lease terms. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                 Remaining
                                 Lease Term              Equipment,
    Equipment Type                (Months)                At Cost
    --------------               ----------               -------
Materials handling....              0                    $ 342,411
                        Accumulated depreciation           342,411
                                                         ---------
                        Equipment, net of
                        accumulated depreciation         $       -
                                                         =========

     At September 30, 2000, all of the Partnership's equipment was being leased on a month-to-month basis.

Note 5--Investment in Real Estate Venture

     On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32 million to Echelon
Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate development company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.

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

Note 5--Investment in Real Estate Venture (continued)

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

     The Partnership's accompanying financial statements as of and for the three and nine months ended September 30, 2000, are presented in accordance with the guidance above. The investment is net of the Partnership's share of losses in this real estate venture. For the three and nine months ended September 30, 2000 the Partnership's share of losses is $26,752 and $37,329, respectively, and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss".

     The summarized financial information for Echelon Residential Holdings as of September 30, 2000 and for the period March 8, 2000 (commencement of operations) through September 30, 2000 is as follows:

                                        (Unaudited)
                                     -----------------

           Total assets............       $63,457,759
           Total liabilities.......       $64,221,109
           Total deficit...........       $  (763,350)

           Total revenues..........       $ 1,565,618
           Total expenses..........       $ 5,109,324
           Net loss................       $(3,543,706)



Note 6--Related Party Transactions

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                                  For the nine months ended
                                                                        September 30,
                                                                    2000              1999
                                                                  --------          --------
Equipment management fees......................................   $  2,253          $  4,823
Administrative charges.........................................     42,265            68,393
Reimbursable operating expenses due to third parties...........    109,766            97,622
                                                                  --------          --------
  Total........................................................   $154,284          $170,838
                                                                  ========          ========

     All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 2000, the Partnership was owed $2,680 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 2000.

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

Three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999

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

Results of Operations

     For the three and nine months ended September 30, 2000, the Partnership recognized lease revenue of $9,694 and $45,055, respectively, compared to $16,413 and $100,100, respectively, for the same periods in 1999. The decrease in lease revenue between 1999 and 2000 resulted from lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to lease term expirations and the equipment sales.

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

     Interest income for the three and nine months ended September 30, 2000 was $13,755 and $56,611 compared to $34,227 and $106,459 for the same periods in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. On March 8, 2000, the Partnership utilized $1,650,000 of available cash for a loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). (See Note 5 to the financial statements herein.) The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

     During the three and nine months ended September 30, 2000, the Parthership sold fully-depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes of $1,500 and $8,800, respectively. During the three and nine months ended September 30, 1999, the Partnership sold fully depreciated equipment and equipment with a net book value of $68,040, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $28,602 and $784,906, respectively. The results of future sales of equipment will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale.

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

     Depreciation expense for the nine months ended September 30, 1999 was $23,214. All of the Partnership's remaining assets became fully depreciated during the first quarter of 1999. Management fees were $485 and $2,253, respectively, for the three and nine months ended September 30, 2000 compared to $821 and $4,823 for the same periods in 1999. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $87,955 and $152,031, respectively, for the three and nine months ended September 30, 2000 compared to $41,812 and $166,015, respectively, for the same periods in 1999. Operating expenses in 2000 include approximately $40,000 of costs incurred in connection with the Class Action Lawsuit discussed in Note 6 to the financial statements presented in the Partnership's 1999 Annual Report. In 1999, operating expenses included approximately $13,000 related to the refurbishment of an aircraft engine and a $28,000 adjustment for 1998 actual administration charges and third-party costs. Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

     For the three and nine months ended September 30, 2000, the Partnership's share of losses of Echelon Residential Holdings were $26,752 and $37,329, respectively, and are reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss". See further discussion below.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Historically, the Partnership's principal source of cash from operations was provided by the collection of periodic rents, however, beginning in 1999, the principal source of such cash has resulted from the receipt of interest income. Cash inflows are used to pay management fees and operating costs. Operating activities generated a net cash outflow of $44,515 and $102 for the nine months ended September 30, 2000 and 1999, respectively. The amount of future interest income is expected to fluctuate as a result of chaning interest rates and the level of cash available for investment, among other factors. See additional discussion below regarding a loan made by the Partnership to Echelon Residential Holdings in March 2000. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 2000 and 1999, the Partnership realized equipment sale proceeds of $8,800 and $852,946, respectively. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

     At September 30, 2000, there were no future minimum lease payments due to the Partnership, however, certain/all of the Partnership's equipment is being leased on a month-to-month basis. The Partnership will seek to sell the remaining equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

     In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 6 to the financial statements presented in the Partnership's 1999 Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32 million to Echelon Residential Holdings, a newly-formed real estate development company owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their own individual capacities.

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

     As discussed in Note 5 to the Partnership's financial statements herein, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the
Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

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

     Cash distributions to the General and Limited Partners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for the nine months ended September 30, 2000.

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

     For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1999, the General Partner had a positive tax capital account balance.

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


                        Date: November 14, 2000