Form 10-K/A
period 2000-12-31
AMERICAN INCOME FUND I-A
filed 2001-05-31
CIK 868677

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10- K/A
                         Amendment No. 1 to Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2000
                         -------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_______________________to_________________________

Commission file number   33-35148-01
                      ----------------------------------------------------------

        American Income Fund I-A, a Massachusetts Limited Partnership
  -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                         04-3097216
---------------------------------------------         --------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

88 Broad St., Sixth Floor, Boston, MA                 02110
---------------------------------------------         --------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (617) 854-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act   NONE
                                                             -------------------

             Title of each class                                 Name of each exchange on which registered
---------------------------------------------                ----------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

         286,274  Units Representing Limited Partnership Interest
--------------------------------------------------------------------------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No____
                                             ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                                  FORM 10-K/A

                               TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
                                                 PART I

Item 1.           Business                                                                                    3

Item 2.           Properties                                                                                  6

Item 3.           Legal Proceedings                                                                           6

Item 4.           Submission of Matters to a Vote of Security Holders                                         6


                                                 PART II

Item 5.           Market for the Partnership's Securities and Related Security Holder Matters                 7

Item 6.           Selected Financial Data                                                                     9

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                  9

Item 7A.          Quantitative and Qualitative Disclosures about Market Risks                                15

Item 8.           Financial Statements and Supplementary Data                                                16

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure                                                                                 37


                                                 PART III

Item 10.          Directors and Executive Officers of the Partnership                                        38

Item 11.          Executive Compensation                                                                     39

Item 12.          Security Ownership of Certain Beneficial Owners and Management                             40

Item 13.          Certain Relationships and Related Transactions                                             40


                                                 PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                            42

PART I

Item 1.  Business.
-----------------

     (a)  General Development of Business

     American Income Fund I-A, a Massachusetts Limited Partnership, (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on March 6, 1990 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Leasing VI Incorporated) and $100 from the Initial Limited Partner (AFG Assignor Corporation). On December 31, 1990, the Partnership issued 286,274 units of limited partnership interest (the "Units") to 359 investors. The Partnership has one General Partner, AFG Leasing VI Incorporated, a Massachusetts corporation formed in 1990 and an affiliate of Equis Financial Group Limited Partnership (formerly known as American Finance Group), a Massachusetts limited partnership ("EFG" or the "Manager"). The General Partner is not required to make any other capital contributions except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended", or the "Partnership Agreement").

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

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 herein.

     In connection with a preliminary settlement agreement for a Class Action Lawsuit described in Note 7 to the financial statements, included in Item 8 herein, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $1,650,000 to a newly formed real estate company, Echelon Residential Holdings LLC ("Echelon Residential Holdings") to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary ("Echelon Residential LLC"), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an independent Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential LLC is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans.

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

     The Closing Date of the offering of Units of the Partnership was December 31, 1990. Significant operations commenced coincident with the Partnership's initial purchase of equipment and the associated lease commitments on December 31, 1990. The acquisition of the equipment and its associated leases is described in detail in Note 3 to the financial statements included in Item 8, herein. . The Restated Agreement, as amended, provides that the Partnership will terminate no later than December 31, 2001. However, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. The General Partner does not expect that the Partnership will be dissolved until such time that the Class Action Lawsuit is settled or adjudicated.

     The Partnership has no employees; however, it is managed pursuant to a Management Agreement with EFG or one of its affiliates. The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Manager is compensated for such services as provided for in the Restated Agreement, as amended, described in Item 13 herein, and in Note 5 to the financial statements included in Item 8, herein.

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

     The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. If necessary, the Partnership intends to avoid being deemed an investment company by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

     On May 11, 2001, the general partners of the Partnerships that are nominal defendants in the Class Action Lawsuit received a letter dated May 10, 2001 from the Associate Director and Chief Counsel of the Division of Investment Management of the SEC informing the general partners that the staff of the Division believes that American Income Partners V-A Limited Partnership, American Income Partners V-B Limited Partnership, American Income Partners V-C Limited Partnership, American Income Partners V-D Limited Partnership, American Income Fund I-A, American Income Fund I-B, American Income Fund I-E and AIRFUND II International Limited Partnership (the "Designated Partnerships") are investment companies as defined in Section 3(a)(1)(C) of the 1940 Act. The SEC staff noted that Section 7 of the 1940 Act makes it unlawful for an unregistered investment company, among other things, to offer, sell, purchase or acquire any security or engage in any business in interstate commerce. Accordingly, Section 7 would prohibit any partnership that is an unregistered investment company from engaging in any business in interstate commerce, except transactions that are merely incidental to its dissolution. The SEC staff asked that the general partners advise them within the next 30 days as to what steps the Designated Partnerships will take to address their status under the 1940 Act. The SEC staff asserts that the notes evidencing the loans to Echelon Residential Holdings are investment securities and the ownership of the notes by said partnerships cause them to be investment companies and that, in the case of American Income Partners V-A Limited Partnership and V-B Limited Partnership, they may have become investment companies when they received the Semele Group Inc. ("Semele") securities as part of the compensation for the sale of a vessel to Semele in 1997. The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advice, do not believe that the Designated Partnerships are investment companies.

     The letter also stated that the Division is considering whether to commence an enforcement action with respect to this matter. Noting that the parties to the Class Action Lawsuit were scheduled to appear before the court in the near future to consider a proposed settlement, and that the SEC staff believed that its views, as expressed in the letter, would be relevant to the specific matters that will be considered by the court at the hearing, the SEC staff submitted the letter to the court for its consideration.

     On May 15, 2001, Defendants' Counsel filed with the court Defendants' Status Report pursuant to the court's March 12, 2001 Order. Defendants reported that, notwithstanding the parties' best efforts, the staff of the SEC has not completed its review of the solicitation statement in connection with the proposed settlement of the Class Action Lawsuit. Nonetheless, the Defendants stated their belief that the parties should continue to pursue the court's final approval of the proposed settlement. In this regard, the Defendants also have maintained, on the advice of special 1940 Act counsel that, even if the 1940 Act applies to the Designated Partnerships, the 1940 Act does not prohibit going forward with the proposed settlement, as that transaction is merely incidental to a dissolution of the Partnerships and therefore is not subject to the prohibitions of Section 7 of the 1940 Act.

     The Defendants also referred to the SEC staff's letter of May 10, 2001 asserting that certain of the partnerships are investment companies and to special 1940 Act counsel's submissions to the SEC staff setting forth the reasons why the 1940 Act does not apply to the Designated Partnerships, noting that counsel had informed the staff of the Division of Investment Management that, based upon counsel's understanding of the surrounding circumstances and after an in-depth analysis of the applicable law, if asked, counsel would be willing to issue an opinion of the firm that none of the partnerships is an investment company under the 1940 Act. The Defendants stated their belief that the proposed settlement is still viable and in the best interests of the parties and that final approval should be pursued. The Defendants advised the court that they believe that if the court were to address the issue of whether or not the 1940 Act applies to the partnerships and the proposed consolidation, it could remove the major obstacle to the settlement being finally consummated. The Defendants also requested that the court schedule a hearing to address on a preliminary basis the objection to the proposed settlement raised in the SEC staff's May 10, 2001 letter.

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

     Revenue from individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 2000, 1999 and 1998 is incorporated herein by reference to Note 2 to the financial statements included in Item 8. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

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

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Not applicable.

Item 2.  Properties.
-------------------

     Incorporated herein by reference to Note 3 to the financial statements in
Item 8.

Item 3.  Legal Proceedings.
--------------------------

     Incorporated herein by reference to Note 7 to the financial statements in
Item 8.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None.

PART II

Item 5.  Market for the Partnership's Securities and Related Security Holder
         -------------------------------------------------------------------
         Matters.
         -------

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

     The Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 7 to the financial statements included in Item 8, herein. The proposed settlement to that lawsuit, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. In addition, commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.

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

Item 6.  Selected Financial Data.
--------------------------------

     The following data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included in Item 8 herein.

     For each of the five years in the period ended December 31, 2000:

          Summary of Operations                 2000             1999            1998            1997             1996
          ---------------------            --------------   --------------  --------------  --------------   --------------
Lease revenue...........................   $       57,922   $      134,514  $      415,447  $      515,362   $      585,768

Interest Income.........................   $       69,939   $      141,591  $       94,196  $       82,978   $       80,345

Net (loss) income.......................   $     (209,738)  $      773,675  $      (52,700) $      136,727   $      197,908

Per Unit:
     Net (loss) income..................   $        (0.70)  $         2.57  $        (0.17) $         0.45   $         0.66

     Cash distributions declared........   $           --   $         0.75  $         0.75  $         0.94   $         1.38


           Financial Position
           ------------------

Total assets............................   $    2,321,032   $    2,619,983  $    2,511,172  $    2,144,122   $    2,341,360

Total long-term obligations.............   $           --   $           --  $           --  $           --   $           --

Partners' capital.......................   $    2,119,210   $    2,328,948  $    1,781,279  $    2,059,985   $    2,205,765

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

              Year ended December 31, 2000 compared to the year
         ended December 31, 1999 and the year ended December 31, 1999 compared to the year ended December 31, 1998

     Certain statements in this Form 10-K of the Partnership that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 7 to the financial statements included in Item 8 herein, the remarketing of the Partnership's equipment, and the performance of the Partnership's non-equipment assets.

Overview
--------

     The Partnership was organized in 1990 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 7 to the financial statements included in Item 8 herein. Pursuant to the Restated Agreement, as amended, the Partnership is scheduled to be dissolved by December 31, 2001. However, the General Partner does not expect that the Partnership will be dissolved until such time that the Class Action Lawsuit is settled or adjudicated.

     The 1940 Act places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the

Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. If necessary, the Partnership intends to avoid being deemed an investment company by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

     On May 11, 2001, the general partners of the Partnerships that are nominal defendants in the Class Action Lawsuit received a letter dated May 10, 2001 from the Associate Director and Chief Counsel of the Division of Investment Management of the SEC informing the general partners that the staff of the Division believes that American Income Partners V-A Limited Partnership, American Income Partners V-B Limited Partnership, American Income Partners V-C Limited Partnership, American Income Partners V-D Limited Partnership, American Income Fund I-A, American Income Fund I-B, American Income Fund I-E and AIRFUND II International Limited Partnership (the "Designated Partnerships") are investment companies as defined in Section 3(a)(1)(C) of the 1940 Act. The SEC staff noted that Section 7 of the 1940 Act makes it unlawful for an unregistered investment company, among other things, to offer, sell, purchase or acquire any security or engage in any business in interstate commerce. Accordingly, Section 7 would prohibit any partnership that is an unregistered investment company from engaging in any business in interstate commerce, except transactions that are merely incidental to its dissolution. The SEC staff asked that the general partners advise them within the next 30 days as to what steps the Designated Partnerships will take to address their status under the 1940 Act. The SEC staff asserts that the notes evidencing the loans to Echelon Residential Holdings are investment securities and the ownership of the notes by said partnerships cause them to be investment companies and that, in the case of American Income Partners V-A Limited Partnership and V-B Limited Partnership, they may have become investment companies when they received the Semele Group Inc. ("Semele") securities as part of the compensation for the sale of a vessel to Semele in 1997. The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advice, do not believe that the Designated Partnerships are investment companies.

     The letter also stated that the Division is considering whether to commence an enforcement action with respect to this matter. Noting that the parties to the Class Action Lawsuit were scheduled to appear before the court in the near future to consider a proposed settlement, and that the SEC staff believed that its views, as expressed in the letter, would be relevant to the specific matters that will be considered by the court at the hearing, the SEC staff submitted the letter to the court for its consideration.

     On May 15, 2001, Defendants' Counsel filed with the court Defendants' Status Report pursuant to the court's March 12, 2001 Order. Defendants reported that, notwithstanding the parties' best efforts, the staff of the SEC has not completed its review of the solicitation statement in connection with the proposed settlement of the Class Action Lawsuit. Nonetheless, the Defendants stated their belief that the parties should continue to pursue the court's final approval of the proposed settlement. In this regard, the Defendants also have maintained, on the advice of special 1940 Act counsel that, even if the 1940 Act applies to Designated Partnerships, the 1940 Act does not prohibit going forward with the proposed settlement, as that transaction is merely incidental to a dissolution of the Partnerships and therefore is not subject to the prohibitions of Section 7 of the 1940 Act.

     The Defendants also referred to the SEC staff's letter of May 10, 2001 asserting that certain of the partnerships are investment companies and to special 1940 Act counsel's submissions to the SEC staff setting forth the reasons why the 1940 Act does not apply to the Designated Partnerships, noting that counsel had informed the staff of the Division of Investment Management that, based upon counsel's understanding of the surrounding circumstances and after an in-depth analysis of the applicable law, if asked, counsel would be willing to issue an opinion of the firm that none of the partnerships is an investment company under the 1940 Act. The Defendants stated their belief that the proposed settlement is still viable and in the best interests of the parties and that final approval should be pursued. The Defendants advised the court that they believe that if the court were to address the issue of whether or not the 1940 Act applies to the partnerships and the proposed consolidation, it could remove the major obstacle to the settlement being finally consummated. The Defendants also requested that the court schedule a hearing to address on a preliminary basis the objection to the proposed settlement raised in the SEC staff's May 10, 2001 letter.

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

Results of Operations
---------------------

     For the year ended December 31, 2000, the Partnership recognized lessees revenue of $57,922 compared to $134,514 and $415,447 for the years ended December 31, 1999 and 1998, respectively. The decrease in lease revenue from 1999 to 2000 resulted from lease term expirations and equipment sales. The decrease in lease revenue from 1998 to 1999 resulted from lease term expirations and the sale of the Partnership's equipment including its interest in two aircraft which provided a total of $4,775 and $187,649 of lease revenue for the years ended December 31, 1999 and 1998, respectively (see further discussion below). In the future, lease revenue will continue to decline due to lease term expirations and equipment sales.

     Prior to the quarter ended June 30, 1999, the Partnership's equipment portfolio included certain assets in which the Partnership held a proportionate ownership interest. In such cases, the remaining interests were owned by an affiliated equipment leasing program sponsored by Equis Financial Group Limited Partnership ("EFG"). Proportionate equipment ownership enabled the Partnership to further diversify its equipment portfolio at inception by participating in the ownership of selected assets, thereby reducing the general levels of risk which could have resulted from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually reported, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

     Interest income for the year ended December 31, 2000 was $69,939 compared to $141,591 and $94,196 for the years ended December 31, 1999 and 1998, respectively. Interest income is generated principally from temporary investment of rental receipts and equipment sale proceeds in short-term investments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. On March 8, 2000, the Partnership utilized $1,650,000 of available cash for a loan to Echelon Residential Holdings. The loan is presented in the accompanying financial statements in accordance with the guidance set forth in the Third Notice to Practitioners by the American Institute of Certified Public Accountants in February 1986 entitled "ADC Arrangements", and therefore the Partnership does not recognize interest income related to this loan. (See further discussion included in Note 4 to the financial statements included in Item 8 herein).

     During the year ended December 31, 2000, the Partnership sold fully depreciated equipment to existing lessees and third parties. The sales resulted in a net gain, for financial reporting purposes, of $8,800.

     In 1999, the Partnership sold equipment having a net book value of $68,040, to existing lessees and third parties resulting in a net gain, for financial statement purposes, of $789,110. This gain includes $720,760 related to the sale of the Partnership's interests in two aircraft (see further discussion below). In 1998, the Partnership sold fully depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial purposes, of $65,000. The results of future sales of equipment will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale.

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

     Depreciation expense was $23,214 and $159,602 for the years ended December 31, 1999 and 1998, respectively. The Partnership's equipment was fully depreciated during 1999.

     Management fees were $2,896, $6,544, and $20,772 for the years ended December 31, 2000, 1999 and 1998, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $218,262, $261,782, and $446,969 for the years ended December 31, 2000, 1999 and 1998, respectively. During the years ended December 31, 2000, 1999 and 1998, operating expenses included approximately $41,000, $50,000 and $269,000, respectively, related to the Class Action Lawsuit described in Note 7 to the financial statements included in Item 8. In addition, the Partnership expensed $43,384 in 1998 related to the refurbishment of an aircraft engine and engine leasing costs. Other operating expenses consist principally of professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

     For the year ended December 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $125,241. This loss is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss." See further discussion below.

Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

     The Partnership by its nature is a limited life entity. The Partnership's principal operating activities have resulted from asset rental transactions. Historically, the Partnership's principal source of cash from operations was provided by the collection of periodic rents, however, in 2000 and 1999 the principal source of such cash resulted from the receipt of interest income. These cash inflows are used to pay management fees and operating costs. Operating activities generated a net cash outflow of $104,807 and $6,754 in 2000 and 1999, respectively, and a net cash inflow of $337,723 in 1998. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership remarkets its equipment.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the year ended December 31, 2000, the Partnership realized $8,800 in equipment sale proceeds compared to $857,150 and $65,000 in 1999 and 1998, respectively. Sale proceeds in 1999 included $788,800 related to the Partnership's interests in two Boeing 727-251 ADV aircraft. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     In January 1999, upon expiration of the lease term, the Partnership and certain affiliated investment programs (collectively, the "Programs") entered into an agreement to sell a Boeing 727-251 ADV jet aircraft to the lessee for $2,450,000. In aggregate, the Partnership received $284,200 for its interest in this aircraft. The Partnership's interest in the aircraft had a cost of $1,080,617 and was fully depreciated, resulting in a net gain, for financial statement purposes, of $284,200.

     In November 1998, the Programs entered into a separate agreement to sell their ownership interests in a different Boeing 727-251 ADV jet aircraft and three engines (collectively the "Aircraft") to a third party (the "Purchaser") for $4,350,000. In December 1998, the Purchaser remitted $3,350,000 for the Aircraft, excluding one of three engines, which had been damaged while the Aircraft was leased to Transmeridian Airlines ("Transmeridian"). (See Note 7 to the accompanying financial statements included in Item 8 regarding legal action undertaken by the Programs related to Transmeridian and the damaged engine). The Purchaser also deposited $1,000,000 into a third-party escrow account (the "Escrow") pending repair of the damaged engine and re-installation of the refurbished engine on the Aircraft. Upon installation, the escrow agent was obligated to transfer the Escrow amount plus interest thereon to the Programs. The engine was refurbished at the expense of the Programs. The associated cost was approximately $374,000, of which the Partnership's share was approximately $43,000. The Partnership expensed $13,000 and $30,000 of these costs during the years ended December 31, 1999 and 1998, respectively.

     The Programs also were required to reimburse the Purchaser for its cost to lease a substitute engine during the period that the damaged engine was being repaired. This cost was approximately $114,000, of which the Partnership's share was approximately $13,000, all of which was expensed in 1998 in connection with the litigation referenced above.

     In addition, the purchase and sale agreement permitted the Purchaser to return the Aircraft to the Programs, subject to a number of conditions, for $4,350,000, reduced by an amount equivalent to $450 multiplied by the number of flight hours since the Aircraft's most recent C Check. Among the conditions precedent to the Purchaser's returning the Aircraft, the Purchaser must have completed its intended installation of hush-kitting on the Aircraft to conform to Stage 3 noise regulations. This work was completed in January 1999 and the Purchaser's return option expired on May 15, 1999.

     Due to the contingent nature of the sale, the Partnership deferred recognition of the sale and a resulting gain until expiration of the Purchaser's return option on May 15, 1999. The Partnership's share of the December proceeds was $388,600, which amount was deposited into EFG's customary escrow account and transferred to the Partnership, together with the Partnership's other December rental receipts, in January 1999. At December 31, 1998, the entire amount was classified as other liabilities, with an equal amount included in accounts receivable - affiliate on the accompanying Statement of Financial Position. Upon the installation of the refurbished engine on the Aircraft, the remainder of the sale consideration, or $1,000,000 and the interest thereon, was released from the escrow account to the Programs. The Partnership's share of this payment was $117,838, including interest of $1,838. In aggregate, the Partnership received sales proceeds of $504,600 for its interest in the Aircraft. The Partnership's interest in the Aircraft had a cost and net book value of $1,207,637 and $68,040, resulting in a net gain, for financial statement purposes, of $436,560.

     At December 31, 2000, no future minimum lease payments were due from contractual lease agreements however, all of the Partnership's equipment is being leased on a month-to-month basis. The Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third-party

     In connection with a preliminary settlement agreement for a Class Action Lawsuit described in Note 7 to the financial statements included in Item 8, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $1,650,000 to a newly formed real estate company, Echelon Residential Holdings, to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary ("Echelon Residential LLC"), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an independent Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential LLC is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity.

     As discussed in Note 4 to the Partnership's financial statements included in Item 8, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

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

     Cash distributions to the General and Limited Partners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for the year ended December 31, 2000, however, the fourth quarter 1999 cash distribution of $56,502 was paid in January 2000. In any given year, it is possible that Limited Partners will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Limited Partners adequate to cover any tax obligation.

     Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, the residual value realized for each asset at its disposal date and the performance of the Partnership's non-equipment assets.

     The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 6 to the financial statements included in Item 8). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items include the cumulative difference between income or loss for tax purposes and financial statement income or loss reflects different treatments for book and tax purposes related to the real estate venture.

     For financial reporting purposes, the General Partner has accumulated a capital deficit at December 31, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 2000, the General Partner had a positive tax capital account balance.

     The outcome of the Class Action Lawsuit described in Note 7 to the financial statements included in Item 8 herein will be the principal factor in determining the future of the Partnership's operations. The proposed settlement to that lawsuit, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. In addition, commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks.
----------------------------------------------------------------------

     The Partnership's financial statements include financial instruments that are exposed to interest rate risks.

     The Partnership's acquisition, development and construction loan to Echelon Residential Holdings matures on September 8, 2002 and earns interest at a fixed annual rate of 14% for the first 24 months and a fixed annual rate of 18% for the last 6 months of the loan. Investments earning a fixed rate of interest may have their fair market value adversely impacted due to a rise in interest rates. The effect of interest rate fluctuations on the Partnership in 2000 was not material

Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------

     Financial Statements:

             Report of Independent Auditors................................. 17

             Statement of Financial Position

             at December 31, 2000 and 1999.................................. 18

             Statement of Operations

             for the years ended December 31, 2000, 1999 and 1998........... 19

             Statement of Changes in Partners' Capital

             for the years ended December 31, 2000, 1999 and 1998........... 20

             Statement of Cash Flows

             for the years ended December 31, 2000, 1999 and 1998........... 21

             Notes to the Financial Statements.............................. 22

                         REPORT OF INDEPENDENT AUDITORS
                        -------------------------------


To the Partners of American Income Fund I-A, a Massachusetts Limited Partnership:


We have audited the accompanying statements of financial position of Partners of American Income Fund I-A, a Massachusetts Limited Partnership, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Echelon Residential Holdings LLC, (a limited liability company to which the Partnership has loaned $1,650,000), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the financial statements relates to data included for Echelon Residential Holdings LLC, it is based solely on their report.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Partners of American Income Fund I-A, a Massachusetts Limited Partnership at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                        /S/ ERNST & YOUNG LLP

Tampa, Florida
March 30, 2001,
except for Note 9, as to which the date is May 15, 2001

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION
                          December 31, 2000 and 1999

                                                                           2000                         1999
                                                                   -------------------          ------------------
ASSETS

Cash and cash equivalents.....................................     $           791,204          $         2,593,713
Rents receivable..............................................                      --                       17,000
Accounts receivable - affiliate...............................                   5,069                        9,270
Investment in real estate venture.............................               1,524,759                           --
Equipment at cost, net of accumulated
    depreciation of $342,411 and $423,985
    at December 31, 2000 and 1999, respectively...............                      --                           --
                                                                   -------------------          -------------------
        Total assets..........................................     $         2,321,032          $         2,619,983
                                                                   ===================          ===================


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities...........................................     $           188,216          $           204,068
Accrued liabilities - affiliate...............................                  13,606                        5,465
Other liabilities.............................................                      --                       25,000
Cash distributions payable to partners........................                      --                       56,502
                                                                   -------------------          -------------------
        Total liabilities.....................................                 201,822                      291,035
                                                                   -------------------          -------------------
Partners' capital (deficit):
   General Partner............................................                (210,924)                    (200,437)
   Limited Partnership Interests
   (286,274 Units; initial purchase price of $25 each)........               2,330,134                    2,529,385
                                                                   -------------------          -------------------
        Total partners' capital...............................               2,119,210                    2,328,948
                                                                   -------------------          -------------------
        Total liabilities and partners' capital...............     $         2,321,032          $         2,619,983
                                                                   ===================          ===================


  The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                            STATEMENT OF OPERATIONS
             For the years ended December 31, 2000, 1999 and 1998


                                                          2000                      1999                      1998
                                                   ------------------        ------------------        ------------------
Income:
     Lease revenue............................     $           57,922        $          134,514        $          415,447
     Interest income..........................                 69,939                   141,591                    94,196
     Gain on sale of equipment................                  8,800                   789,110                    65,000
                                                   ------------------        ------------------        ------------------
         Total income.........................                136,661                 1,065,215                   574,643
                                                   ------------------        ------------------        ------------------

Expenses:
     Depreciation.............................                     --                    23,214                   159,602
     Equipment management fees -
         affiliate............................                  2,896                     6,544                    20,772
     Operating expenses - affiliate...........                218,262                   261,782                   446,969
     Partnership's share of unconsolidated
         real estate venture's loss...........                125,241                        --                        --
                                                   ------------------        ------------------        ------------------
         Total expenses.......................                346,399                   291,540                   627,343
                                                   ------------------        ------------------        ------------------

Net (loss) income.............................     $         (209,738)       $          773,675        $          (52,700)
                                                   ==================        ==================        ==================


Net (loss) income

     per limited partnership unit.............     $            (0.70)       $             2.57        $            (0.17)
                                                   ==================        ==================        ==================
Cash distributions declared

     per limited partnership unit.............     $               --        $             0.75        $             0.75
                                                   ==================        ==================        ==================


  The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
             For the years ended December 31, 2000, 1999 and 1998

                                                  General
                                                  Partner                  Limited Partners
                                                                  ----------------------------------
                                                   Amount               Units             Amount               Total
                                              --------------      --------------      --------------       -------------
Balance at December 31, 1997..........        $     (213,886)            286,274      $    2,273,871       $   2,059,985
     Net loss - 1998..................                (2,635)                 --             (50,065)            (52,700)
     Cash distributions declared......               (11,300)                 --            (214,706)           (226,006)
                                              --------------      --------------      --------------       -------------

Balance at December 31, 1998..........              (227,821)            286,274           2,009,100           1,781,279
     Net income - 1999................                38,684                  --             734,991             773,675
     Cash distributions declared......               (11,300)                 --            (214,706)           (226,006)
                                              --------------      --------------      --------------       -------------

Balance at December 31, 1999..........              (200,437)            286,274           2,529,385           2,328,948
    Net loss - 2000...................               (10,487)                 --            (199,251)           (209,738)
                                              --------------      --------------      --------------       -------------

Balance at December 31, 2000..........        $     (210,924)            286,274      $    2,330,134       $   2,119,210
                                              ==============      ==============      ==============       =============


  The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS
             For the years ended December 31, 2000, 1999 and 1998

                                                                            2000                 1999                 1998
                                                                      ---------------      ----------------     ----------------

Cash flows (used in) provided by operating activities:
Net (loss) income.................................................    $      (209,738)     $        773,675     $        (52,700)
Adjustments to reconcile net (loss) income
     to net cash (used in ) provided by operating activities:
         Depreciation.............................................                 --                23,214              159,602
         Gain on sale of equipment................................             (8,800)             (789,110)             (65,000)
         Partnership's share of unconsolidated
             real estate venture's loss...........................            125,241                    --                   --
Changes in assets and liabilities:
     Decrease (increase) in:
         Rents receivable.........................................             17,000                11,778                4,002
         Accounts receivable - affiliate..........................              4,201               412,547             (353,937)
     Increase (decrease) in:
         Accrued liabilities......................................            (15,852)              (69,816)             264,684
         Accrued liabilities - affiliate..........................              8,141                  (667)              (6,791)
         Deferred rental income...................................                 --                (4,775)                (737)
         Other liabilities........................................            (25,000)             (363,600)             388,600
                                                                      ---------------      ----------------     ----------------
         Net cash (used in) provided by operating activities......           (104,807)               (6,754)             337,723
                                                                      ---------------      ----------------     ----------------

Cash flows (used in) provided by investing activities:

     Proceeds from equipment sales................................              8,800               857,150               65,000
       Investment in real estate venture..........................         (1,650,000)                   --                   --
                                                                      ---------------      ----------------     ----------------
         Net cash (used in) provided by investing activities......         (1,641,200)              857,150               65,000
                                                                      ---------------      ----------------     ----------------

Cash flows used in financing activities:

     Cash distributions paid......................................            (56,502)             (226,006)            (226,006)
                                                                      ---------------      ----------------     ----------------
         Net cash used in financing activities....................            (56,502)             (226,006)            (226,006)
                                                                      ---------------      ----------------     ----------------

Net (decrease) increase in cash and cash equivalents..............         (1,802,509)              624,390              176,717
Cash and cash equivalents at beginning of year....................          2,593,713             1,969,323            1,792,606
                                                                      ---------------      ----------------     ----------------
Cash and cash equivalents at end of year..........................    $       791,204      $      2,593,713     $      1,969,323
                                                                      ===============      ================     ================


    The accompany notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                December 31, 2000


NOTE 1 - ORGANIZATION AND PARTNERSHIP MATTERS
---------------------------------------------

     American Income Fund I-A, a Massachusetts Limited Partnership (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on March 6, 1990, for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Leasing VI Incorporated) and $100 from the Initial Limited Partner (AFG Assignor Corporation). On December 31, 1990, the Partnership issued 286,274 units of limited partnership interest (the "Units") to 359 investors. The Partnership's General Partner, AFG Leasing VI Incorporated, is a Massachusetts corporation formed in 1990 and an affiliate of Equis Financial Group Limited Partnership (formerly known as American Finance Group), a Massachusetts limited partnership ("EFG"). The General Partner is not required to make any other capital contributions except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership ("Restated Agreement, as amended").

     Significant operations commenced December 31, 1990 when the Partnership made its initial equipment purchase. Pursuant to the Restated Agreement, as amended, Distributable Cash From Operations and Distributable Cash From Sales or Refinancings will be allocated 95% to the Limited Partners and 5% to the General Partner.

     Under the terms of a Management Agreement between the Partnership and EFG, management services are provided by EFG to the Partnership at fees which the General Partner believes to be competitive for similar services (see Note 5).

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

     In January 1996, the Company sold certain assets of AFG relating primarily to the business of originating new leases, and the name "American Finance Group", and its acronym, to a third-party. AFG changed its name to Equis Financial Group Limited Partnership after the sale was concluded. Pursuant to terms of the sale agreements, EFG specifically reserved the rights to continue using the name American Finance Group and its acronym in connection with the Partnership and the Other Investment Programs and to continue managing all assets owned by the Partnership and the Other Investment Programs.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash
----

     The Partnership considers liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. From time to time, the Partnership invests excess cash with large institutional banks in repurchase agreements with overnight maturities. Under the terms of the agreements, title to the underlying securities passes to the Partnership. The securities underlying the agreements are book entry securities. At December 31, 2000, the Partnership had $678,112 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

Revenue Recognition
-------------------

     Effective January 1, 2000, the Partnership adopted the provisions of Securities Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides guidance for the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB No. 101 had no impact on the Partnership's financial statements.

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and EFG would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 7 regarding the Class Action Lawsuit. No future minimum rents are due for the year ending December 31, 2001, however, all of the Partnership's equipment is being leased on a month-to-month basis.

     Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                 2000        1999         1998
                                              ----------   ---------   ---------

General Motors Corporation.................   $  26,935    $  30,318   $      --
Ford Motor Company.........................   $  18,930    $  29,070   $      --
Rexam Beverage Can Company (formerly
    American National Can Company).........   $   6,049    $  19,895   $  71,395
Bergen Brunswig Medical Inc. (formerly
     Durr Medical).........................   $      --    $  27,051   $  64,921
Transmeridian Airlines.....................   $      --    $      --   $  97,169
Sunworld International Airlines, Inc.......   $      --    $      --   $  90,480

Use of Estimates
----------------

     The preparation of the financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


Equipment on Lease
------------------

      All equipment was acquired from EFG, one of its Affiliates or from third-party sellers. Equipment Cost means the actual cost paid by the Partnership to acquire the equipment, including acquisition fees. Where equipment was acquired from EFG or an Affiliate, Equipment Cost reflects the actual price paid for the equipment by EFG or the Affiliate plus all actual costs incurred by EFG or the Affiliate while carrying the equipment, including all liens and encumbrances, less the amount of all primary term rents earned by EFG or the Affiliate prior to selling the equipment. Where the seller of the equipment was a third party, Equipment Cost reflects the seller's invoice price.

Depreciation
------------

     The Partnership's depreciation policy is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which term generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between
(i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     The ultimate realization of residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time.

Impairment of Long-Lived Assets
-------------------------------

     The carrying value of long-lived assets, including equipment and the real estate loan, will be reviewed for impairment whenever events or changes in circumstances indicate that the recorded value cannot be recovered from undiscounted future cash flows.

Remarketing and Maintenance Expenses
------------------------------------

     The Partnership expenses storage and remarketing costs associated with equipment under lease as incurred.

     Generally, the costs of scheduled inspections and repairs and routine maintenance for aircraft and other equipment under lease are the responsibility of the lessee. In certain situations, the Partnership may be responsible for reimbursing the lessee for a portion of such costs paid by the lessee prior to the redelivery date (i.e., the expiration of the lease term) or may be entitled to receive additional payments from the lessee based on the terms and conditions set forth in the lease arrangement which considers, among other things, the amount of time remaining until the next scheduled maintenance event. The Partnership records the amount payable or receivable, with a corresponding charge or credit to operations.

Accrued Liabilities - Affiliate
-------------------------------

     Unpaid operating expenses paid by EFG on behalf of the Partnership and accrued but unpaid administrative charges and management fees are reported as Accrued Liabilities - Affiliate (see Note 5).

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


Real Estate Loan
----------------

      The Partnership accounts for the loan to a real estate company using the guidance set forth in the Third Notice to Practitioners by the American Institute of Certified Public Accountants ("AICPA") in February 1986 entitled "ADC Arrangements" (the "Third Notice"). The Partnership has evaluated this loan and has determined that real estate accounting is appropriate. This determination affects the Partnership's balance sheet classification of the loan and the recognition of revenues derived therefrom. The Third Notice was issued to address those real estate acquisition, development and construction arrangements where a lender has virtually the same risk and potential rewards as those of owners or joint ventures. Emerging Issues Task Force ("EITF") 86-21, "Application of the AICPA Notice to Practitioners regarding Acquisition, Development and Construction Arrangements to Acquisition of an Operating Property" expanded the applicability of the Third Notice to entities other than financial institutions.

      Based on the applicability of the Third Notice, EITF 86-21 and consideration of the economic substance of the transaction, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of the real estate company under the equity method of accounting.

     The Partnership took into consideration the following characteristics of the loan in determining that the loan should be accounted for as an investment in a real estate venture: (i) the Partnership and the 10 affiliated partnerships who made the loans collectively have provided substantially all of the necessary funds to acquire the underlying properties without taking title to such properties, (ii) by virtue of a pledged security interest in the wholly owned subsidiary of the borrower that holds title to the properties, the Partnership's loan is secured only by the underlying properties, (iii) the borrower will only repay the Partnership at maturity, including all interest accrued on the loan through maturity, (iv) it is expected that the borrower can only repay the loan through sales of undeveloped and developed property; and (v) the structure of the loan (i.e. no payments due until maturity) makes it unlikely that the property will be taken in foreclosure as a result of delinquency. See Note 4 for additional discussion.

Contingencies
-------------

     It is the Partnership's policy to recognize a liability for goods and services during the period when the goods or services are received. To the extent that the Partnership has a contingent liability, meaning generally a liability the payment of which is subject to the outcome of a future event, the Partnership recognizes a liability in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" ("SFAS No. 5"). SFAS No. 5 requires the recognition of contingent liabilities when the amount of liability can be reasonably estimated and the liability is probable.

     The Partnership is a Nominal Defendant in a Class Action Lawsuit. In 1998, a settlement proposal to resolve that litigation was negotiated and remains pending (See Note 7). The Partnership's estimated exposure for costs anticipated to be incurred in pursuing the settlement proposal is approximately $360,000 consisting principally of legal fees and other professional service costs. These costs are expected to be incurred regardless of whether the proposed settlement ultimately is effected and, therefore, the Partnership expensed approximately $269,000 of these costs in 1998 following the Court's approval of the settlement plan. The cost estimate is subject to change and is monitored by the General Partner based upon the progress of the settlement proposal and other pertinent information. As a result, the Partnership expensed approximately $41,000 and $50,000 for such costs during 2000 and 1999, respectively. See notes 7 and 9 for additional discussions.

     The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). The Partnership does not intend to engage in investment activities in a manner

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. If necessary, the Partnership intends to avoid being deemed an investment company by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

Allocation of Profits and Losses
--------------------------------

     For financial statement purposes, net income or loss is allocated to each Partner according to their respective ownership percentages (95% to the Limited Partners and 5% to the General Partner). See Note 6 for allocation of income or loss for income tax purposes.

Net Income (Loss) and Cash Distributions Per Unit
-------------------------------------------------

     Net income (loss) and cash distributions per Unit are based on 286,274 Units outstanding during each of the three years in the period ended December 31, 2000 and computed after allocation of the General Partner's 5% share of net income (loss) and cash distributions.

Provision for Income Taxes
--------------------------

     No provision or benefit from income taxes is included in the accompanying financial statements. The Partners are responsible for reporting their proportionate shares of the Partnership's taxable income or loss and other tax attributes on their separate tax returns.

NOTE 3 - EQUIPMENT
------------------

     The following is a summary of equipment owned by the Partnership at December 31, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from December 31, 2000 under contracted lease terms. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                                               Remaining
                                                              Lease Term            Equipment
                    Equipment Type                              (Months)             at Cost                 Location
------------------------------------------------------      ---------------     -----------------   -----------------
Materials handling....................................             0            $         342,411   CA/DE/IL/KY/MI
Accumulated depreciation..............................                                    342,411
                                                                                -----------------
     Equipment, net of accumulated depreciation.......                          $              --
                                                                                =================

     Generally, the costs associated with maintaining, insuring and operating the Partnership's equipment are incurred by the respective lessees pursuant to terms specified in their individual lease agreements with the Partnership.

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


     As equipment is sold to third parties, or otherwise disposed of, the Partnership recognizes a gain or loss equal to the difference between the net book value of the equipment at the time of sale or disposition and the proceeds realized upon sale or disposition. The ultimate realization of estimated residual value in the equipment is dependent upon, among other things, EFG's ability to maximize proceeds from selling or re-leasing the equipment upon the expiration of the primary lease terms. At December 31, 2000, all of the Partnership's equipment was being leased on a month-to-month basis.

NOTE 4 - INVESTMENT IN REAL ESTATE VENTURE
------------------------------------------

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

     In the Class Action Lawsuit, there is a risk that the court may object to the General Partner's action in structuring the loan in this way since the officer may be deemed an affiliate and the loans in violation of the prohibition against loans to affiliates and the court's statement in its order permitting New Investments that all other provisions of the Partnership Agreements governing the investment objectives and policies of the Partnership shall remain in full force and effect. The court may require the partnerships to restructure or divest the loan.

     The Partnership's loan is $1,650,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

The loan is presented in accordance with the guidance for ADC Arrangements as described in Note 2, Real Estate Loans, in the Partnership's financial statements as of and for the year December 31, 2000. The loan is accounted for as an investment in real estate venture and is presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership is allocated its proportionate share of the unconsolidated real estate venture's net loss, adjusted for interest on ADC arrangements based on the balance of its ADC arrangements in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the period ended December 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $125,241 and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss."

The Partnership took into consideration the following characteristics of the loan in determining that the loan should be accounted for as an investment in a real estate venture: (i) the Partnership and the 10 affiliated partnerships who made the loans collectively have provided substantially all of the necessary funds to acquire the underlying properties without taking title to such properties, (ii) by virtue of a pledged security interest in the wholly owned subsidiary of the borrower that holds title to the properties, the Partnership's loan is secured only by the underlying properties, (iii) the borrower will only repay the Partnership at maturity, including all interest accrued on the loan through maturity, (iv) it is expected that the borrower can only repay the loan through sales of undeveloped and developed property; and (v) the structure of the loan (i.e. no payments due until maturity) makes it unlikely that the property will be taken in foreclosure as a result of delinquency

     The summarized financial information for Echelon Residential Holdings as of December 31, 2000 and for the period March 8, 2000 (commencement of operations) through December 31, 2000 is as follows:

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


          Total assets................................   $ 68,580,891
          Total liabilities...........................   $ 70,183,162
          Minority interest...........................   $  2,257,367
          Total deficit ..............................   $ (3,859,638)

          Total revenues..............................   $  5,230,212
          Total expenses, minority interest
            and equity in loss of unconsolidated
            joint venture.............................   $ 11,936,238
          Net loss....................................   $ (6,706,026)


NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 2000, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                          2000                      1999                      1998
                                                   ------------------        ------------------        ------------------
Equipment management fees......................    $            2,896        $            6,544        $           20,772
Administrative charges.........................                77,806                    83,864                    57,492
Reimbursable operating expenses
     due to third parties......................               140,456                   177,918                   389,477
                                                   ------------------        ------------------        ------------------

                               Total...........    $          221,158        $          268,326        $          467,741
                                                   ==================        ==================        ==================

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

     All equipment was acquired from EFG, one of its Affiliates or from third-party sellers. The Partnership's Purchase Price was determined by the method described in Note 2, Equipment on Lease.

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

     An affiliate of the General Partner owns Units in the Partnership as follows:

        ------------------------------------------------------------------------
                                                Number of     Percent of Total
                    Affiliate                  Units Owned   Outstanding Units
        ------------------------------------------------------------------------
        ------------------------------------------------------------------------

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


        ------------------------------------------------------------------------
         Old North Capital Limited Partnership     4,000           1.40%
        ------------------------------------------------------------------------

     Old North Capital Limited Partnership ("ONC") is a Massachusetts limited partnership formed in 1995. The general partner of ONC is controlled by Gary D. Engle and the limited partnership interests in ONC are owned by Semele. Gary D. Engle is Chairman and Chief Executive Officer of Semele.

NOTE 6 - INCOME TAXES
---------------------

     The Partnership is not a taxable entity for federal income tax purposes. Accordingly, no provision for income taxes has been recorded in the accounts of the Partnership.

     For financial statement purposes, the Partnership allocates net income or loss to each class of partner according to their respective ownership percentages (95% to the Limited Partners and 5% to the General Partner). This convention differs from the income or loss allocation requirements for income tax and Dissolution Event purposes as delineated in the Restated Agreement, as amended. For income tax purposes, the Partnership allocates net income or net loss in accordance with the provisions of such agreement. The Restated Agreement, as amended, requires that upon dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 2000, the General Partner had a positive tax capital account balance.

     The following is a reconciliation between net income reported for financial statement and federal income tax reporting purposes for the years ended December 31, 2000, 1999 and 1998:

                                                              2000                     1999                     1998
                                                       ------------------       ------------------       ------------------
Net (loss) income..................................    $         (209,738)      $          773,675       $          (52,700)
     Financial statement depreciation less
         than tax depreciation.....................                    --                  (83,853)                 (54,536)
     Deferred rental income........................                    --                   (4,775)                    (737)
     Partnership's share of unconsolidated
         real estate venture's loss................               125,241                       --                       --
     Interest income - real estate venture.........               201,496                       --                       --
     Other.........................................                    --                 (247,171)                  16,384
                                                       ------------------       ------------------       ------------------

Net income (loss) for federal income tax
     Reporting purposes............................    $          116,999       $          437,876       $          (91,589)
                                                       ==================       ==================       ==================

     The principal component of "Other" consists of the difference between the tax and financial statement gain on equipment disposals.

     The following is a reconciliation between partners' capital reported for financial statement and federal income tax reporting purposes for the years ended December 31, 2000 and 1999:

                                                                                2000                          1999
                                                                         ------------------            ------------------
Partners' capital....................................................    $        2,119,210            $        2,328,948

     Add back selling commissions and organization
       And offering costs............................................               800,146                       800,146

     Cumulative difference between federal income tax
       and financial statement (loss) income........................                326,737                            --
                                                                         ------------------            ------------------

                           AMERICAN INCOME FUND I-A,
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


Partners' capital for federal income tax reporting purposes..........    $        3,246,093            $        3,129,094
                                                                         ==================            ==================

NOTE 7 - LEGAL PROCEEDINGS
--------------------------

     In January 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group
                                     ------------------------------------------
Limited Partnership, et al., in the United States District Court for the
--------------------------
Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Partnership (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the General Partner, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned Leonard Rosenblum, et al. v. Equis
                                              ----------------------------------
Financial Group Limited Partnership, et al., in the Superior Court of the
------------------------------------------
Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit".

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

     In February 2000, counsel for the Plaintiffs and the Defendants entered into a second amended stipulation of settlement (the "Second Amended Stipulation") which modified certain of the settlement terms contained in the Amended Stipulation. The Second Amended Stipulation was preliminarily approved by the Court by its "Second Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 6, 2000 (the "March 2000 Order"). Prior to issuing a final order approving the settlement of the second sub-class involving the Partnership, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff sub-class members will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing.

     The settlement of the second sub-class is premised on the consolidation of the Exchange Partnerships' net assets (the "Consolidation"), subject to certain conditions, into a single successor company ("Newco"). Under the proposed Consolidation, the partners of the Exchange Partnerships would receive both common stock in Newco and a cash distribution; and thereupon the Exchange Partnerships would be dissolved. In addition, EFG would

                           AMERICAN INCOME FUND I-A
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)

contribute certain management contracts, operations personnel, and business opportunities to Newco and cancel its current management contracts with all of the Exchange Partnerships. Newco would operate principally as a finance company and would use its best efforts to list its shares on the NASDAQ National Market or another national exchange or market as soon after the Consolidation as Newco deems that market conditions and its business operations are suitable for listing its shares and Newco has satisfied all necessary regulatory and listing requirements. The potential benefits and risks of the Consolidation will be presented in a Solicitation Statement that will be mailed to all of the partners of the Exchange Partnerships as soon as the associated regulatory review process is completed and at least 60 days prior to the fairness hearing. A preliminary Solicitation Statement was filed with the Securities and Exchange Commission on August 24, 1998 and remains pending. Class members will be notified of the actual fairness hearing date when it is confirmed.

     One of the principal objectives of the Consolidation is to create a company that would have the potential to generate more value for the benefit of existing limited partners than other alternatives, including continuing the Partnership's customary business operations until all of its assets are disposed in the ordinary course of business. To facilitate the realization of this objective, the Amended Stipulation provided, among other things, that commencing March 22, 1999, the Exchange Partnerships could collectively invest up to 40% of the total aggregate net asset values of all of the Exchange Partnerships in any investment, including additional equipment and other business activities that the general partners of the Exchange Partnerships and EFG reasonably believed to be consistent with the anticipated business interests and objectives of Newco, subject to certain limitations. The Second Amended Stipulation, among other things, quantified the 40% limitation using a whole dollar amount of $32 million in the aggregate.

     On March 8, 2000, the Exchange Partnerships collectively made a $32 million loan as permitted by the Second Amended Stipulation approved by the Court. The Partnership's portion of the aggregate loan is $1,650,000. The loan consists of a term loan to Echelon Residential Holdings, a newly-formed real estate company that is owned by several independent investors and, in his individual capacity, James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities. Echelon Residential Holdings, through a wholly-owned subsidiary, ("Echelon Residential LLC"), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an independent Florida-based real estate company. The loan has a term of 30 months maturing on September 8, 2002 and bears interest at the annual rate of 14% for the first 24 months and 18% for the final six months of the term. Interest accrues and compounds monthly but is not payable until maturity. Echelon Residential Holdings has pledged its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral for the loan.

     In the absence of the Court's authorization to enter into new investment activities, the Partnership's Restated Agreement, as amended, would not permit such activities without the approval of limited partners owning a majority of the Partnership's outstanding Units. Consistent with the Amended Stipulation, the Second Amended Stipulation provides terms for unwinding any new investment transactions in the event that the Consolidation is not effected or the Partnership objects to its participation in the Consolidation.

     The Second Amended Stipulation, as well as the Amended Stipulation and the original Stipulation of Settlement, prescribe certain conditions necessary to effect a final settlement, including providing the partners of the Exchange Partnerships with the opportunity to object to the participation of their partnership in the Consolidation. Assuming the proposed settlement is effected according to present terms, the Partnership's share of legal fees and expenses related to the Class Action Lawsuit and the Consolidation is estimated to be approximately $ 360,000, of which approximately $41,000, $50,000 and $269,000 was expensed by the Partnership in 2000, 1999 and 1998, respectively.

     While the Court's August 20 Order enjoined certain class members, including all of the partners of the Partnership, from transferring, selling, assigning, giving, pledging, hypothecating, or otherwise disposing of any Units pending the Court's final determination of whether the settlement should be approved, the March 22 Order

                           AMERICAN INCOME FUND I-A
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)

permitted the partners to transfer Units to family members or as a result of the divorce, disability or death of the partner. No other transfers are permitted pending the Court's final determination of whether the settlement should be approved. The provision of the August 20 Order which enjoined the General Partners of the Exchange Partnerships from, among other things, recording any transfers not in accordance with the Court's order remains effective.

     On March 12, 2001, after a status conference and hearing, the Court issued an order that required the parties, no later than May 15, 2001, to advise the Court on (a) whether the SEC has completed its review of the solicitation statement and related materials submitted to the SEC in connection with the proposed settlement, and (b) whether parties request the Court to schedule a hearing for final approval of the proposed settlement or are withdrawing the proposed settlement from judicial consideration and resuming the litigation of the Plaintiffs' claims. The Court also directed the parties to use their best efforts to assist the SEC so that its regulatory review may be completed on or before May 15, 2001. The Court continued the Final Approval Settlement Hearing until a date to be scheduled in July 2001 after receipt from the parties of a request to schedule a hearing. There are a number of issues to be resolved with the staff of the SEC before the staff's review of the solicitation materials is completed. See note 9 for update of status of proceedings.

     In addition to the foregoing, the Partnership is a party to other lawsuits that have arisen out of the conduct of its business, principally involving disputes or disagreements with lessees over lease terms and conditions as described below:

Action involving Transmeridian Airlines
---------------------------------------

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

     The Plaintiffs are seeking damages for, among other things, breach of contract arising out of Transmeridian's refusal to repair or replace burned engine blades found in one engine during a pre-return inspection of an aircraft leased by Transmeridian from the Plaintiffs, a Boeing 727-251 ADV aircraft (the "Aircraft"). The estimated cost to repair the engine and lease a substitute engine during the repair period was approximately $488,000. Repairs were completed in June 1999. The Plaintiffs intend to enforce written guarantees issued by Apple Vacations that absolutely and unconditionally guarantee Transmeridian's performance under the lease agreement and are seeking recovery of all costs, lost revenue and monetary damages in connection with this matter. Notwithstanding the foregoing, the Plaintiffs were required to advance the cost of repairing the engine and leasing a substitute engine and cannot be certain whether the guarantees will be enforced. Therefore, the Partnership accrued and expensed its share of these costs, or approximately $43,000 in 1998 and $13,000 in 1999. On September 22, 2000, Transmeridian filed a petition for bankruptcy reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of Georgia in Atlanta (the "Bankruptcy Court"). This filing automatically stayed all pending litigation against Transmeridian, including this action. The Bankruptcy filings indicate Transmeridian has at least $24 million in debt. In January 2001, Transmeridian filed a reorganization plan and disclosure statement indicating that little if any money will be available for distribution to unsecured creditors like the Partnership. The Partnership's counsel has recently initiated discussions with Transmeridian's counsel concerning settlement of the claims against Transmeridian. No assurances can be given that a settlement will be reached.

                           AMERICAN INCOME FUND I-A
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)

     On March 2, 2001, the Partnership's counsel filed a motion in the Bankruptcy Court asking the Court to lift the automatic stay of this Massachusetts proceeding so that it may proceed to final judgment. The Bankruptcy Court has scheduled a hearing on this motion for April 10, 2001. Transmeridian's bankruptcy counsel has indicated that he is considering asking the Court to move this Massachusetts action to Georgia and consolidate it with the bankruptcy proceeding. The General Partner cannot predict the outcome of its motion for relief from stay or Transmeridian's efforts to transfer venue of the Massachusetts action.

     Notwithstanding the Transmeridian bankruptcy, the General Partner plans to vigorously pursue enforcement of the written guarantees issued by Apple Vacations; however, it is too early to predict the Plaintiffs' likelihood of success. This aircraft was sold in June 1999.

Action involving Northwest Airlines, Inc.
-----------------------------------------

     On September 22, 1995, Investors Asset Holding Corp. and First Security Bank, N.A., trustees of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in United States District Court for the District of Massachusetts against a lessee of the Partnership, Northwest Airlines, Inc. ("Northwest"). The Complaint alleges that Northwest did not fulfill its maintenance return obligations under its Lease Agreements with the Plaintiffs and seeks declaratory judgment concerning Northwest's obligations and monetary damages. Northwest filed an Answer to the Plaintiffs' Complaint and a motion to transfer the venue of this proceeding to Minnesota. The Court denied Northwest's motion. On June 29, 1998, a United States Magistrate Judge recommended entry of partial summary judgment in favor of the Plaintiffs. Northwest appealed this decision. On April 15, 1999, the United States District Court Judge adopted the Magistrate Judge's recommendation and entered partial summary judgment in favor of the Plaintiffs on their claims for declaratory judgment. The parties then undertook a second phase of discovery, focused on damages. This second phase of damages is scheduled to conclude in April 2001 with the completion of depositions of the parties' experts. In February 2001 the District Court also denied summary judgment on certain of the Plaintiffs' other claims, including their tort claims for conversion. If no settlement is reached, the Plaintiffs will proceed to trial for an assessment of damages. No firm trial date has been established at this time; however, if a trial should become necessary, it is not expected to occur before June 2001. The General Partner believes that the Plaintiff's claims ultimately will prevail and that the Partnership's financial position will not be adversely affected by the outcome of this action.

NOTE 8 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)
----------------------------------------------------

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                            Three Months Ended
                                     -----------------------------------------------------------

                                     March 31,      June 30,      September 30,     December 31,      Total
                                     ---------      --------      -------------     ------------      -----
              2000
              ----
Total lease revenue...............   $   16,779     $   18,582     $     9,694     $    12,867    $    57,922
Net income (loss).................       19,620        (10,524)        (90,243)       (128,591)      (209,738)
Net income (loss) per
  limited partnership unit........         0.07          (0.04)          (0.30)          (0.43)         (0.70)

               1999
               ----
Total lease revenue...............   $   43,782     $   39,905     $    16,413     $    34,414    $   134,514
Net (loss) income.................       (3,835)       764,639          36,609         (23,738)       773,675
Net (loss) income per

                           AMERICAN INCOME FUND I-A
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)

  limited partnership unit.......         (0.01)          2.54            0.12           (0.08)          2.57

     The Partnership's net income in the three months ended June 30, 1999 is primarily the result of the sale of the Partnership's interest in two aircraft, resulting in a net gain, for financial statement purposes of $720,760.

NOTE 9 - SUBSEQUENT EVENT
-------------------------

     On May 11, 2001, the general partners of the Partnerships that are nominal defendants in the Class Action Lawsuit received a letter dated May 10, 2001 from the Associate Director and Chief Counsel of the Division of Investment Management of the SEC informing the general partners that the staff of the Division believes that American Income Partners V-A Limited Partnership, American Income Partners V-B Limited Partnership, American Income Partners V-C Limited Partnership, American Income Partners V-D Limited Partnership, American Income Fund I-A, American Income Fund I-B, American Income Fund I-E and AIRFUND II International Limited Partnership (the "Designated Partnerships") are investment companies as defined in Section 3(a)(1)(C) of the 1940 Act. The SEC staff noted that Section 7 of the 1940 Act makes it unlawful for an unregistered investment company, among other things, to offer, sell, purchase, or acquire any security or engage in any business in interstate commerce. Accordingly, Section 7 would prohibit any partnership that is an unregistered investment company from engaging in any business in interstate commerce, except transactions that are merely incidental to its dissolution. The SEC staff asked that the general partners advise them within the next 30 days as to what steps the Designated Partnerships will take to address their status under the 1940 Act. The SEC staff asserts that the notes evidencing the loans to Echelon Residential Holdings are investment securities and the ownership of the notes by said partnerships cause them to be investment companies and that, in the case of American Income Partners V-A Limited Partnership and V-B Limited Partnership, they may have become investment companies when they received the Semele securities as part of the compensation for the sale of a vessel to Semele in 1997. The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advise, do not believe that the Designated Partnerships are investment companies.

     The letter also stated that the Division is considering whether to commence enforcement action with respect to this matter. Noting that the parties to the Class Action Lawsuit were scheduled to appear before the court in the near future to consider a proposed settlement, and that the SEC staff believed that its views, as expressed in the letter, would be relevant to the specific matters that will be considered by the court at the hearing, the SEC staff submitted the letter to the court for its consideration.

     On May 15, 2001, Defendants' Counsel filed with the court Defendants' Status Report pursuant to the court's March 12, 2001 Order. Defendants reported that, notwithstanding the parties' best efforts, the staff of the SEC has not completed its review of the solicitation statement in connection with the proposed settlement of the Class Action Lawsuit. Nonetheless, the Defendants stated their belief that the parties should continue to pursue the court's final approval of the proposed settlement. In this regard, the Defendants also have maintained, on the advice of special 1940 Act counsel that, even if the 1940 Act applies to the Designated Partnerships, the 1940 Act does not prohibit going forward with the proposed settlement, as that transaction is merely incidental to a dissolution of the Partnerships and therefore is not subject to the prohibitions of Section 7 of the 1940 Act.

     The Defendants also referred to the SEC staff's letter of May 10, 2001 asserting that certain of the partnerships are investment companies and to special 1940 Act counsel's submissions to the SEC staff setting forth the reasons why the 1940 Act does not apply to the Designated Partnerships, noting that counsel had informed the staff of the Division of Investment Management that, based upon counsel's understanding of the surrounding circumstances and after an in-depth analysis of the applicable law, if asked, counsel would be willing to issue an opinion of the firm that none of the partnerships is an investment company under the 1940 Act. The Defendants stated their belief that the proposed settlement is still viable and in the best interests of the parties and that final approval should be pursued. The Defendants advised the court that they believe that if the court were to address the issue of whether or not the 1940 Act applies to the partnerships and the proposed consolidation, it

                           AMERICAN INCOME FUND I-A
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)

could remove the major obstacle to the settlement being finally consummated. The Defendants also requested that the court schedule a hearing to address on a preliminary basis the objection to the proposed settlement raised in the staff's May 10, 2001 letter.

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

     Accordingly, there can be no assurance that settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. There also can be no assurance that all or any of the Exchange Partnerships will participate in the Consolidation because if limited partners owning more than one-third of the outstanding Units of a partnership object to the Consolidation, then that partnership will be excluded from the Consolidation. Notwithstanding the extent of delays experienced thus far in achieving a final settlement of the Class Action Lawsuit with respect to the Exchange Partnerships, the General Partner and its affiliates, in consultation with counsel, continue to feel that there is a reasonable basis to believe that a final settlement of the sub-class involving the Exchange Partnerships ultimately will be achieved. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure.
--------------------

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

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER (See Item 13)
---------------------------------------------------------------------

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


     (f) Involvement in Certain Legal Proceedings

     None.

     (g) Promoters and Control Persons

     Not applicable.

Item 11.  Executive Compensation.
--------------------------------

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

     (b) Compensation Pursuant to Plans

     None.

     (c) Other Compensation

     Although the Partnership has no employees, as discussed in Item 11(a), pursuant to Section 9.4(c) of the Restated Agreement, as amended, the Partnership incurs a monthly charge for personnel costs of the Manager for persons engaged in providing administrative services to the Partnership. A description of the remuneration paid by the Partnership to the Manager for the such services is included in Item 13 herein and in Note 5 to the financial statements included in Item 8, herein.

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

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

     The General Partner of the Partnership is AFG Leasing VI Incorporated, an affiliate of EFG.

     (a) Transactions with Management and Others

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 2000, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                                  2000                    1999                     1998
                                                            ---------------         ---------------          ---------------
Equipment management fees.................................  $         2,896         $         6,544          $        20,772
Administrative charges....................................           77,806                  83,864                   57,492
Reimbursable operating expenses
   Due to third parties...................................          140,456                 177,918                  389,477
                                                            ---------------         ---------------          ---------------
                                Total                       $       221,158         $       268,326          $       467,741
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

     All equipment was purchased from EFG, one of its affiliates or from third-party sellers. The Partnership's acquisition cost was determined by the method described in Note 2 to the financial statements included in Item 8, herein.

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

     An affiliate of the General Partner owns Units in the Partnership as follows:

        ------------------------------------------------------------------------------------------------
                                                             Number of             Percent of Total
                          Affiliate                         Units Owned           Outstanding Units
        ------------------------------------------------------------------------------------------------
        Old North Capital Limited Partnership                      4,000                     1.40%
        ------------------------------------------------------------------------------------------------

     Old North Capital Limited Partnership ("ONC") is a Massachusetts limited partnership formed in 1995. The general partner of ONC is controlled by Gary D. Engle and the limited partnership interests in ONC are owned by Semele. Gary D. Engle is Chairman and Chief Executive Officer of Semele.

     The discussions of the loan to Echelon Residential Holdings in Items 1(b) and 1(c) above are incorporated herein by reference.

     (b) Certain Business Relationships

     None.

     (c) Indebtedness of Management to the Partnership

     None.

     (d) Transactions with Promoters

     Not applicable.

PART IV

Item 14.  Exhibits and Reports on Form 8-K.
-------------------------------------------

(a)  Documents filed as part of this report:


     (2)     Financial Statements Schedules:

             None required.

     (3)     Exhibits:

             Except as set forth below, all Exhibits to Form 10-K/A, as set forth in Item 601 of Regulation S-K, are not applicable.

             A list of exhibits filed or incorporated by reference is as follows:

Exhibit
Number
------

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

   2.7 Proposed Order Granting Joint Motion to Continue Final Approval Settlement Hearing (March 13, 2001) was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by reference.

   4 Amended and Restated Agreement and Certificate of Limited Partnership included as Exhibit A to the Prospectus, which was included in Registration Statement on Form S-1 (No. 33-35148) and is incorporated herein by reference.

Exhibit
Number
------

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

         AMERICAN INCOME FUND I-A, a Massachusetts Limited Partnership


                        By: AFG Leasing VI Incorporated,
                        a Massachusetts corporation and the
                        General Partner of the Registrant.

By:  /s/   Geoffrey A. MacDonald         By: /s/ Gary D. Engle
    ---------------------------------    -------------------------------------
Geoffrey A. MacDonald                    Gary D. Engle
Chairman of EFG and                      President and Chief Executive
President and Director                   Officer of EFG, the sole stockholder
of the General Partner                   of the General Partner
                                         (Principal Executive Officer)




Date: May 30, 2001                       Date: May 30, 2001
      -------------------------------    --------------------------------------




By: /s/   Michael J. Butterfield
    ---------------------------------
Michael J. Butterfield
Executive Vice President and Chief
Operating Officer of EFG and Treasurer
of the General Partner
(Principal Financial and Accounting
Officer)



Date: May 30, 2001
     --------------------------------

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