Form 10-Q
period 2001-06-30
AMERICAN INCOME FUND I-A LTD PARTNERSHIP
filed 2001-08-14
CIK 868677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended      JUNE 30, 2001
                                               ------------------

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from to       .
                                                     --------


                         Commission File No. 33-35148-01

          AMERICAN INCOME FUND I-A, A MASSACHUSETTS LIMITED PARTNERSHIP
          -------------------------------------------------------------
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


Registrant's  telephone  number,  including  area  code     (617)  854-5800
                                                        -------------------


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X  No
   -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes           No

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                    FORM 10-Q

               INDEX





PART I. FINANCIAL INFORMATION:                                             Page
                                                                           ----
     Item 1. Financial Statements

                Statement of Financial Position
                at June 30, 2001 and December 31, 2000                        3

                Statement of Operations
                for the three and six months ended June 30, 2001 and 2000     4

                Statement of Cash Flows
                for the six months ended June 30, 2001 and 2000               5

                Notes to the Financial Statements                             6


     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk      14


PART II. OTHER INFORMATION:

     Item 1 - 6                                                              15

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                         June 30,     December 31,
                                                           2001           2000
ASSETS

Cash and cash equivalents                               $  660,510   $     791,204
Accounts receivable - affiliate                              3,459           5,069
Prepaid expenses                                             3,155               -
Investment in real estate venture                        1,452,908       1,524,759
Equipment at cost, net of accumulated depreciation
   of $276,019 and $342,411 at June 30, 2001
  and December 31, 2000, respectively                            -               -
                                                        -----------  --------------

      Total assets                                      $2,120,032   $   2,321,032
                                                        ===========  ==============


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                     $  180,685   $     188,216
Accrued liabilities - affiliate                             28,353          13,606
                                                        -----------  --------------
     Total liabilities                                     209,038         201,822
                                                        -----------  --------------

Partners' capital (deficit):
   General Partner                                        (221,335)       (210,924)
   Limited Partnership Interests
   (286,274 Units; initial purchase price of $25 each)   2,132,329       2,330,134
                                                        -----------  --------------
     Total partners' capital                             1,910,994       2,119,210
                                                        -----------  --------------

     Total liabilities and partners' capital            $2,120,032   $   2,321,032
                                                        ===========  ==============














   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)


                                            FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                        JUNE 30,               JUNE 30,


                                                    2001       2000        2001      2000
INCOME

Lease revenue                                    $   9,668   $ 18,582   $  27,706   $35,361
Interest income                                      7,670     13,185      15,522    42,856
Gain on sale of equipment                            4,500      1,500       9,500     7,300
                                                 ----------  ---------  ----------  -------
  Total income                                      21,838     33,267      52,728    85,517
                                                 ----------  ---------  ----------  -------

EXPENSES

Equipment management fees - affiliate                  483        929       1,385     1,768
Operating expenses - affiliate                     112,805     33,898     187,708    64,076
Partnership's share of unconsolidated
  real estate venture's loss                        37,988      8,964      71,851    10,577
                                                 ----------  ---------  ----------  -------
  Total expenses                                   151,276     43,791     260,944    76,421
                                                 ----------  ---------  ----------  -------

Net income (loss)                                $(129,438)  $(10,524)  $(208,216)  $ 9,096
                                                 ==========  =========  ==========  =======



Net income (loss) per limited partnership unit   $   (0.43)  $  (0.04)  $   (0.69)  $  0.03
                                                 ==========  =========  ==========  =======
Cash distributions declared
   per limited partnership unit                  $      --   $     --   $      --   $    --
                                                 ==========  =========  ==========  =======














   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)


                                                             2001         2000
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income (loss)                                         $(208,216)  $     9,096
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Gain on sale of equipment                                  (9,500)       (7,300)
  Partnership's share of unconsolidated
    real estate venture's loss                               71,851        10,577
Changes in assets and liabilities:
  Rents receivable                                                -        14,630
  Accounts receivable - affiliate                             1,610          (801)
  Prepaid expenses                                           (3,155)            -
  Accrued liabilities                                        (7,531)      (37,117)
  Accrued liabilities - affiliate                            14,747           815
  Other liabilities                                               -       (25,000)
                                                          ----------  ------------
    Net cash used in operating activities                  (140,194)      (35,100)
                                                          ----------  ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Proceeds from equipment sales                                 9,500         7,300
Investment in real estate venture                                 -    (1,650,000)
                                                          ----------  ------------
    Net cash provided by (used in) investing activities       9,500    (1,642,700)
                                                          ----------  ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Distributions paid                                                -       (56,502)
                                                          ----------  ------------
    Net cash used in financing activities                         -       (56,502)
                                                          ----------  ------------

Net decrease in cash and cash equivalents                  (130,694)   (1,734,302)
Cash and cash equivalents at beginning of period            791,204     2,593,713
                                                          ----------  ------------
Cash and cash equivalents at end of period                $ 660,510   $   859,411
                                                          ==========  ============








   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                   (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements presented herein are prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting and the instructions for preparing Form 10-Q under Rule
10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under accounting principles generally accepted in the United States for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2001 and December 31, 2000 and results of operations for the three and six month periods ended June 30, 2001 and 2000 have been made and are reflected. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

NOTE  2  -  CASH
----------------

At June 30, 2001, American Income Fund I-A, a Massachusetts Limited Partnership (the "Partnership") had $561,311 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

NOTE  3  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 7 to the financial statements regarding the Class Action Lawsuit. As of June 30, 2001, the Partnership has no future minimum rents due under contractual lease agreements, however all of the Partnership's equipment was being leased on a month-to-month basis.


NOTE  4  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Partnership at June 30, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2001 under contracted lease terms. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                            AMERICAN INCOME FUND I-A,

                      A MASSACHUSETTS LIMITED PARTNERSHIP

                NOTES TO THE FINANCIAL STATEMENTS - (Continued)

                                  JUNE 30, 2001

                                  (UNAUDITED)



                                              Remaining
                                             Lease Term    Equipment
                         Equipment Type       (Months)      at Cost
-------------------------------------------  -----------  -----------
Materials handling                                     0  $  276,019
 Accumulated depreciation                              .    (276,019)
                                                          -----------
 Equipment, net of accumulated depreciation            .  $       --
                                                          ===========


At June 30, 2001, all of the Partnership's equipment was being leased on a month-to-month basis.


NOTE  5  -  INVESTMENT  IN  REAL  ESTATE  VENTURE
-------------------------------------------------
On March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings LLC (''Echelon Residential Holdings''), a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.

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

The loan is presented, in accordance with the guidance set forth in the Third Notice to Practitioners by the American Institute of Certified Public Accountants in February 1986 entitled "ADC Arrangements", as an investment in real estate venture and is presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership is allocated its proportionate share of the unconsolidated real estate venture's net income or loss, adjusted for interest on the ADC arrangements, based on the balance of its ADC arrangement in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the periods ended June 30, 2001 and 2000, the Partnership's share of losses in Echelon Residential Holdings were $71,851 and $10,577, respectively, and are reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss."

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

The summarized financial information for Echelon Residential Holdings as of and for the periods ended June 30, 2001 and 2000, respectively, is as follows:

                                                (Unaudited)
                                   As  of  and  for  the  periods  ended
                                                  June 30,

                                             2001          2000
                                         ------------  ------------
Total assets                             $79,159,776   $54,704,360
Total liabilities                        $85,455,528   $48,386,270
Minority interest                        $ 1,782,982   $ 2,527,750
Total equity (deficit)                   $(8,078,734)  $ 3,790,340

Total revenues                           $ 1,705,679   $   905,751
Total expenses, minority interest
  and equity in loss of unconsolidated
  joint venture                          $ 5,924,774   $ 2,593,700
Net loss                                 $(4,219,095)  $(1,687,949)




NOTE  6  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 2001 and 2000, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:



                                   2001     2000
                                 --------  -------
Equipment management fees        $  1,385  $ 1,768
Administrative charges             31,434   26,548
Reimbursable operating expenses
   due to third parties           156,274   37,528
                                 --------  -------

          Total                  $189,093  $65,844
                                 ========  =======



All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 2001, the Partnership was owed $3,459 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 2001.

The discussion of the loan to Echelon Residential Holdings in Note 5 above is incorporated herein by reference.

NOTE  7  -  LEGAL  PROCEEDINGS
------------------------------

As described more fully in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations.

On March 12, 2001, after a status conference and hearing, the Court issued an order that required the parties, no later than May 15, 2001, to advise the Court on (a) whether the Securities and Exchange Commission ("SEC") had completed its review of the solicitation statement and related materials submitted to the SEC in connection with the proposed settlement, and (b) whether the parties requested the Court to schedule a hearing for final approval of the proposed settlement or were withdrawing the proposed settlement from judicial consideration and resuming the litigation of the Plaintiffs' claims.

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

The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advice, do not believe that the Partnership or the other Designated Partnerships are investment companies within the meaning of the 1940 Act. Counsel has corresponded and met with the SEC staff to address the issues concerning the Designated Partnerships' status under the 1940 Act. However, their status is unresolved and there is a risk that the Division of Investment Management may commence enforcement action against the Partnership and the other Designated Partnerships with respect to this matter.

Plaintiffs' Counsel and Defendants' Counsel each filed status reports in response to the Court's order on May 15, 2001. The Court held a hearing on May 28, 2001 at which Plaintiffs' Counsel requested that the case be put back on a litigation track anticipating his filing a motion for class certification and discovery leading to the setting of a trial date. Defendants' Counsel requested that the Court address the issue of whether or not the 1940 Act applies to the Designated Partnerships and the consolidation under the proposed settlement. The Court permitted Plaintiffs' Counsel to submit a timetable for discovery and trial and at the same time encouraged the parties to continue to work together with the SEC in an effort to consummate the proposed settlement. Subsequently, the Court scheduled a status conference for February 22, 2002 and a trial date of March 4, 2002.

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

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

The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advice, do not believe that the Partnership or the other Designated Partnerships are investment companies within the meaning of the 1940 Act. Counsel has corresponded and met with the SEC staff to address the issues concerning the Designated Partnerships' status under the 1940 Act. However, their status is unresolved and there is a risk that the Division of Investment Management may commence enforcement action against the Partnership and the other Designated Partnerships with respect to this matter.

Plaintiffs' Counsel and Defendants' Counsel each filed status reports in response to the Court's order on May 15, 2001. The Court held a hearing on May 28, 2001 at which Plaintiffs' Counsel requested that the case be put back on a litigation track anticipating his filing a motion for class certification and discovery leading to the setting of a trial date. Defendants' Counsel requested that the Court address the issue of whether or not the 1940 Act applies to the Designated Partnerships and the consolidation under the proposed settlement. The Court permitted Plaintiffs' Counsel to submit a timetable for discovery and trial and at the same time encouraged the parties to continue to work together with the SEC in an effort to consummate the proposed settlement. See Note 7 to the financial statements for additional discussion.


Three  and  six  months ended June 30, 2001 compared to the three and six months
--------------------------------------------------------------------------------
ended  June  30,  2000:
-----------------------

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


Results  of  Operations
-----------------------

For the three and six months ended June 30, 2001, the Partnership recognized lease revenue of $9,668 and $27,706, respectively, compared to $18,582 and $35,361, respectively, for the same periods in 2000. The decrease in lease revenue from 2000 to 2001 resulted primarily from lease term expirations and equipment sales. In the future, lease revenue will decline due to lease term expirations and the sale of equipment.

Interest income for the three and six month periods ended June 30, 2001 was $7,670 and $15,522, respectively, compared to $13,185 and $42,856, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

During the three and six month periods ended June 30, 2001, the Partnership sold fully depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $4,500 and $9,500, respectively, compared to net gains of $1,500 and $7,300, respectively, on fully depreciated equipment sold in the same periods in 2000. The results of future sales of equipment will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale.

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

Management fees were $483 and $1,385, respectively, during the three and six months ended June 30, 2001 compared to $929 and $1,768, respectively, for the same periods in 2000. Management fees are based on 5% of gross lease revenue generated by operating leases.

Operating expenses were $112,805 and $187,708, respectively, for the three and six months ended June 30, 2001 compared to $33,898 and $64,076, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $59,000 related to the Class Action Lawsuit discussed in
Note 7 to the financial statements herein and approximately $17,000 related to other ongoing legal matters. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

For the three and six months ended June 30, 2001, the Partnership's share of losses in Echelon Residential Holdings were $37,988 and $71,851, respectively, compared to $8,964 and $10,577, respectively, for the same periods in 2000. The losses are reflected in the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss." See further discussion below.

Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Partnership by its nature is a limited life entity. The Partnership's principal operating activities derive from asset rental transactions. The Partnership's principal source of cash from operations for the six months ended June 30, 2001 and 2000 was provided by the collection of periodic rents and the receipt of interest income, respectively. Cash inflows are used to pay management fees and operating costs. Operating activities generated a net cash outflow of $140,194 and $35,100 during the six months ended June 30, 2001 and 2000, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership remarkets its equipment. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 2001 and 2000, the Partnership realized equipment sale proceeds of $9,500 and $7,300, respectively. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

At June 30, 2001, no future minimum lease payments were due from contractual lease agreements however, all the Partnership's equipment was being leased on a month-to-month basis. At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

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

Cash distributions to the General and Limited Partners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for either of the six month periods ended June 30, 2001 or 2000. In any given year, it is possible that Limited Partners will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Limited Partners adequate to cover any tax obligation.

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

For financial reporting purposes, the General Partner has accumulated a capital deficit at June 30, 2001. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance, which may exist in the General Partner's tax capital account. At December 31, 2000, the General Partner had a positive tax capital account balance.

The outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statements, will be the principal factor in determining the future of the Partnership's operations. The settlement or adjudication of that lawsuit may materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. In addition, commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.


Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The Partnership's financial statements include financial instruments that are exposed to interest rate risks.

The Partnership's acquisition, development and construction loan to Echelon Residential Holdings matures on September 8, 2002 and earns interest at a fixed annual rate of 14% for the first 24 months and a fixed annual rate of 18% for the last 6 months of the loan. Investments earning a fixed rate of interest may have their fair market value adversely impacted due to a rise in interest rates. The effect of interest rate fluctuations on the Partnership for the six months ended June 30, 2001 was not material.

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                    FORM 10-Q

                           PART II.  OTHER INFORMATION







  Item 1.     Legal Proceedings
  .           Response:

  .           Refer to Note 7 to the financial statements herein.

  Item 2.     Changes in Securities
  .           Response:  None

  Item 3.     Defaults upon Senior Securities
  .           Response:  None

  Item 4.     Submission of Matters to a Vote of Security Holders
  .           Response:  None

  Item 5.     Other Information
  .           Response:  None

  Item 6(a).  Exhibits
  .           Response:  None

  Item 6(b).  Reports on Form 8-K
  .           Response:  None

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



          AMERICAN INCOME FUND I-A, a Massachusetts Limited Partnership


By:         AFG  Leasing  VI  Incorporated,  a  Massachusetts
              corporation  and  the  General  Partner  of
              the  Registrant.


By:        /s/  Michael  J.  Butterfield
           -----------------------------
             Michael  J.  Butterfield
             Treasurer  of  AFG  Leasing  VI  Incorporated
             (Duly  Authorized  Officer  and
             Principal  Financial  and  Accounting  Officer)


Date:     August  14,  2001
          -----------------