Form 10-K/A
period 2000-12-31
AMERICAN INCOME FUND I-A LTD PARTNERSHIP
filed 2001-11-14
CIK 868677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10- K/A
                          Amendment No. 2 to Form 10-K

                                   (Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the fiscal year ended     December 31, 2000
                                               -----------------

                                       OR

     [          ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from          to

                   Commission file number          33-35148-01
                                              ----------------

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

            286,274  Units Representing Limited Partnership Interest
            --------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes          X          No
                                                                 -

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

                                EXPLANATORY NOTE


     After American Income Fund I-A, a Massachusetts Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

     As reported in the 2000 10-K, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $1,650,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential
LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

     The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the period ended December 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $125,241 and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
     Subsequent to the issuance of the Partnership's financial statements for the year ended December 31, 2000, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
     Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $125,241 previously recorded and recognized interest income of $202,209, resulting in a decrease in the net loss for the year ended December 31, 2000 of $327,450, or $1.09 per limited partnership unit. As a result, the accompanying financial statements for the year ended December 31, 2000 have been restated from the amounts previously reported. In addition, during the second quarter of 2001 the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $144,375, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $267,795 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

A  summary  of  the  significant  effects  of  the  restatement  is  as follows:

                                                As of and for the Year Ended
                                                    December 31, 2000:


                                                      As
                                                  Previously       As
Statement of Operations                            Reported     Restated
                                                 ------------  -----------
Income:

   Lease revenue                                 $    57,922   $   57,922
   Interest income                                    69,939       69,939
   Interest income - loan receivable                       -      202,209
   Gain on sale of equipment                           8,800        8,800
                                                 ------------  -----------
    Total income                                     136,661      338,870
                                                 ------------  -----------

Expenses:

   Equipment management fees - affiliate               2,896        2,896
   Operating expenses - affiliate                    218,262      218,262
   Partnership's share of unconsolidated
     real estate venture's loss                      125,241            -
                                                 ------------  -----------
    Total expenses                                   346,399      221,158
                                                 ------------  -----------

Net income (loss)                                $  (209,738)  $  117,712
                                                 ============  ===========
Net income (loss) per limited partnership unit   $     (0.70)  $     0.39
                                                 ============  ===========



Balance Sheet Data:

Total assets                                     $ 2,321,032   $2,648,482
                                                 ============  ===========
Total liabilities                                $   201,822   $  201,822
Partners' capital (deficit)
   General Partner                                  (210,924)    (194,551)
   Limited Partnership Interests                   2,330,134    2,641,212
                                                 ------------  -----------
Total partners' capital                          $ 2,119,210   $2,446,660
                                                 ============  ===========

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

                                TABLE OF CONTENTS


                                                                                                Page

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
-------------------

     (a)  General  Development  of  Business

     American Income Fund I-A, a Massachusetts Limited Partnership, (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on March 6, 1990 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Leasing VI Incorporated) and $100 from the Initial Limited Partner (AFG Assignor Corporation). On December 31, 1990, the Partnership issued 286,274 units of limited partnership interest (the "Units") to 359 investors. The Partnership has one General Partner, AFG Leasing VI Incorporated, a Massachusetts corporation formed in 1990 and an affiliate of Equis Financial Group Limited Partnership (formerly known as American Finance Group), a Massachusetts limited partnership ("EFG" or the "Manager"). The common stock of the General Partner is owned by EFG. The General Partner is not required to make any other capital contributions except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended", or the "Partnership Agreement").

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

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 herein.

     In connection with a preliminary settlement agreement for a Class Action Lawsuit described in Note 8 to the financial statements, included in Item 8 herein, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $1,650,000 to a newly formed real estate company, Echelon Residential Holdings LLC ("Echelon Residential Holdings") to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential LLC is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans.

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

     The Closing Date of the offering of Units of the Partnership was December 31, 1990. Significant operations commenced coincident with the Partnership's initial purchase of equipment and the associated lease commitments on December 31, 1990. The acquisition of the equipment and its associated leases is described in detail in Note 4 to the financial statements included in Item 8, hereinThe Restated Agreement, as amended, provides that the Partnership will terminate no later than December 31, 2001. However, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. The General Partner does not expect that the Partnership will be dissolved until such time that the Class Action Lawsuit is settled or adjudicated.

     The Partnership has no employees; however, it is managed pursuant to a Management Agreement with EFG or one of its affiliates. The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Manager is compensated for such services as provided for in the Restated
Agreement, as amended, described in Item 13 herein, and in Note 6 to the financial statements included in Item 8, herein.

The Partnership's investment in equipment is, and will continue to be, subject to various risks, including physical deterioration, technological obsolescence, credit quality and defaults by lessees. A principal business risk of owning and leasing equipment is the possibility that aggregate lease revenues and equipment sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all debt service costs and operating expenses. Another risk is that the credit quality of the lease may deteriorate after a lease is made. In addition, the leasing industry is very competitive. The Partnership is subject to considerable competition when re-leasing or selling equipment at the expiration of its lease terms. The Partnership must compete with lease programs offered directly by manufacturers and other equipment leasing companies, many of which have greater resources, including limited partnerships and trusts organized and managed similarly to the Partnership and including other EFG sponsored partnerships and trusts, which may seek to re-lease or sell equipment within their own portfolios to the same customers as the Partnership. The terrorist attacks on September 11, 2001 and the commencement of hostilities thereafter may adversely affect the Partnership's ability to re-lease or sell equipment. In addition, default by a lessee under a lease may cause equipment to be returned to the Partnership at a time when the General Partner or the Manager is unable to arrange for the re-lease or sale of such equipment. This could result in the loss of anticipated revenue.

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

     The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected.The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company. The General Partner has determined to take action to resolve the Partnership's status under the 1940 Act by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.


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

     Subsequently, after the May 31, 2001 status conference, on June 4, 2001 the court ordered a March 4, 2002 trial date and referred the case to mediation and to discovery before a magistrate judge. The Defendants and Plaintiffs' Counsel have continued to negotiate toward a settlement and have reached agreement as to its principal business terms. As part of the settlement terms, EFG has agreed to buy the loans made by the Partnerships to Echelon Residential
Holdings for an aggregate $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their maturity date. Upon completion of a stipulation of settlement, the parties will submit the settlement to the court for approval.

     Revenue from individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 2000, 1999 and 1998 is incorporated herein by reference to Note 3 to the financial statements included in Item 8. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

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
---------------------

     Incorporated  herein  by reference to Note 4 to the financial statements in
Item  8.

Item  3.  Legal  Proceedings.
-----------------------------

     Incorporated  herein  by reference to Note 8 to the financial statements in
Item  8.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
----------------------------------------------------------------------

     None.

PART  II

Item  5.  Market  for  the  Partnership's Securities and Related Security Holder
--------------------------------------------------------------------------------
Matters.
--------

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

     The Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 8 to the financial statements included in Item 8, herein. Commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.

     In any given year, it is possible that Limited Partners will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Limited Partners adequate to cover any tax obligation.

     Distributions  declared  in  2000  and  1999  were  as  follows:

                                               .  General   Limited
                                        Total     Partner   Partners
                                        --------  --------  ---------
     Total 2000 distributions declared
                                        $     --  $     --  $      --
     Total 1999 distributions declared
                                         226,006    11,300    214,706
                                        --------  --------  ---------
                        Total           $226,006  $ 11,300  $ 214,706
                                        ========  ========  =========


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

Item  6.  Selected  Financial  Data.
------------------------------------

     The following data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included in Item 8 herein.

     For  each  of  the  five  years  in  the  period  ended  December 31, 2000:



Summary of Operations             2000          1999        1998         1997        1996
----------------------------  -------------  ----------  -----------  ----------  ----------
 .                             Restated (1)
Lease revenue
                              $      57,922  $  134,514  $  415,447   $  515,362  $  585,768
Interest Income
                              $     272,148  $  141,591  $   94,196   $   82,978  $   80,345
Net (loss) income. . . . . .  $     117,712  $  773,675  $  (52,700)  $  136,727  $  197,908

Per Unit:
 Net (loss) income . . . . .  $        0.39  $     2.57  $    (0.17)  $     0.45  $     0.66

 Cash distributions declared  $          --  $     0.75  $     0.75   $     0.94  $     1.38


Financial Position
----------------------------

Total assets
                              $   2,648,482  $2,619,983  $2,511,172   $2,144,122  $2,341,360
Total long-term obligations
                              $          --  $       --  $       --   $       --  $       --
Partners' capital. . . . . .  $   2,446,660  $2,328,948  $1,781,279   $2,059,985  $2,205,765



(1) See Note 1 to the financial statements, included in Item 8 herein, regarding the restatement of the Partnership's 2000 financial statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

                  Year ended December 31, 2000 compared to the year ended December 31, 1999 and the year ended December 31, 1999 compared to the year ended December 31, 1998


     Subsequent to the issuance of the Partnership's financial statements as of and for the year ended December 31, 2000, the Partnership revised its method of accounting for the loan receivable from Echelon Residential Holdings. As a result, the financial statements as of and for the year ended December 31, 2000 have been restated from amounts previously reported. The effects of the restatement are presented in Note 1 to the financial statements, included in
Item 8 and have been reflected herein. The following should be read in conjunction with the restated Financial Statements, including notes thereto. The following discussion compares the restated financial condition and results of operations for the year ended December 31, 2000 to the year ended December
31, 1999 and the year ended December 31, 1999 to the year ended December 31, 1998.

     Certain statements in this Form 10-K/A Amendment No. 2 of the Partnership that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 8 to the financial statements included in Item 8 herein, the remarketing of the Partnership's equipment, and the performance of the Partnership's non-equipment assets.

Overview
--------

     The Partnership was organized in 1990 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 8 to the financial statements included in Item 8 herein. Pursuant to the Restated Agreement, as amended, the Partnership is scheduled to be dissolved by December 31, 2001. However, the General Partner does not expect that the Partnership will be dissolved until such time that the Class Action Lawsuit is settled or adjudicated.

     The 1940 Act places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the SEC regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected.The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company. The General Partner has determined to take action to resolve the Partnership's status under the 1940 Act by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

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

     Plaintiffs' Counsel also submitted a Plaintiffs' Status Report to the court on May 15, 2001 in which they reported that the SEC review has not been concluded and that they notified the Defendants that they would not agree to continue to stay the further prosecution of the litigation in favor of the settlement and that they intend to seek court approval to immediately resume active prosecution of the claims of the Plaintiffs. Plaintiffs' Counsel stated in the Report that the "[p]laintiffs continue to believe that the settlement is in the best interests of the Operating Partnership Sub-class. However, since the SEC has yet to complete its review of the proxy, the Plaintiffs do not believe that the litigation should continue to be stayed so that the SEC may continue its regulatory review for an indefinite period of time." Plaintiffs requested a pre-trial conference to schedule filing of Plaintiffs' motion for class certification on or before May 29, 2001 and resumption of merits discovery and discovery related to the class certification motion. Subsequently, after the May 31, 2001 status conference, on June 4, 2001 the court ordered a March 4, 2002 trial date and referred the case to mediation and to discovery before a magistrate judge. The Defendants and Plaintiffs' Counsel have continued to negotiate toward a settlement and have reached agreement as to its principal business terms. As part of the settlement terms, EFG has agreed to buy the loans made by the Partnerships to Echelon Residential Holdings for an aggregate $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their maturity date. Upon completion of a stipulation of settlement, the parties will submit the settlement to the court for approval.

Results  of  Operations
-----------------------

     For the year ended December 31, 2000, the Partnership recognized lease revenue of $57,922 compared to $134,514 and $415,447 for the years ended December 31, 1999 and 1998, respectively. The decrease in lease revenue from 1999 to 2000 resulted from lease term expirations and equipment sales. The decrease in lease revenue from 1998 to 1999 resulted from lease term expirations and the sale of the Partnership's equipment including its interest in two aircraft which provided a total of $4,775 and $187,649 of lease revenue for the years ended December 31, 1999 and 1998, respectively (see further discussion below). In the future, lease revenue will continue to decline due to lease term expirations and equipment sales.

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

     Interest income for the year ended December 31, 2000 was $272,148 compared to $141,591 and $94,196 for the years ended December 31, 1999 and 1998, respectively. Interest income is generated principally from temporary investment of rental receipts, equipment sale proceeds in short-term investments and interest earned on the loan receivable from Echelon Residential Holdings. The amount of future interest income from the short-term instruments is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

     Interest income also included $202,209 for the year ended December 31, 2000 earned on the loan receivable from Echelon Residential Holdings. On March 8, 2000, the Partnership utilized $1,650,000 of available cash for the loan to Echelon Residential Holdings. The entire principal and all accrued interest on the loan is due at the loan's maturity on September 8, 2002. (See further discussion included in Note 5 to the financial statements included in Item 8 herein).

     The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the period ended December 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $125,241 and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
     Subsequent to the issuance of the Partnership's financial statements for the year ended December 31, 2000, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest income should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
     Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $125,241 previously recorded and recognized interest income of $202,209, resulting in a decrease in the net loss for the year ended December 31, 2000 of $327,450, or $1.09 per limited partnership unit. As a result, the accompanying financial statements for the year ended December 31, 2000 have been restated from the amounts previously reported. In addition, during the second quarter of 2001 the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $144,375, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $267,795 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

     Operating expenses were $218,262, $261,782, and $446,969 for the years ended December 31, 2000, 1999 and 1998, respectively. During the years ended December 31, 2000, 1999 and 1998, operating expenses included approximately $41,000, $50,000 and $269,000, respectively, related to the Class Action Lawsuit described in Note 8 to the financial statements included in Item 8. In addition, the Partnership expensed $43,384 in 1998 related to the refurbishment of an aircraft engine and engine leasing costs. Other operating expenses consist principally of professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

          The  Partnership  by  its  nature  is  a  limited  life  entity.  The
Partnership's principal operating activities have resulted from asset rental transactions. Historically, the Partnership's principal source of cash from operations was provided by the collection of periodic rents, however, in 2000 and 1999 the principal source of such cash resulted from the receipt of interest income. These cash inflows are used to pay management fees and operating costs. Operating activities generated a net cash outflow of $104,807 and $6,754 in 2000 and 1999, respectively, and a net cash inflow of $337,723 in 1998. The amount of future cash from interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors. The loan to Echelon Residential Holdings and accrued interest thereon is due in full at maturity on September 8, 2002. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership remarkets its equipment.

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

     In November 1998, the Programs entered into a separate agreement to sell their ownership interests in a different Boeing 727-251 ADV jet aircraft and three engines (collectively the "Aircraft") to a third party (the "Purchaser") for $4,350,000. In December 1998, the Purchaser remitted $3,350,000 for the Aircraft, excluding one of three engines, which had been damaged while the Aircraft was leased to Transmeridian Airlines ("Transmeridian"). (See Note 8 to the accompanying financial statements included in Item 8 regarding legal action undertaken by the Programs related to Transmeridian and the damaged engine). The Purchaser also deposited $1,000,000 into a third-party escrow account (the "Escrow") pending repair of the damaged engine and re-installation of the refurbished engine on the Aircraft. Upon installation, the escrow agent was obligated to transfer the Escrow amount plus interest thereon to the Programs. The engine was refurbished at the expense of the Programs. The associated cost was approximately $374,000, of which the Partnership's share was approximately $43,000. The Partnership expensed $13,000 and $30,000 of these costs during the years ended December 31, 1999 and 1998, respectively.

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

     At December 31, 2000, no future minimum lease payments were due from contractual lease agreements however, all of the Partnership's equipment is being leased on a month-to-month basis. The Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third-party

     In connection with a preliminary settlement agreement for a Class Action Lawsuit described in Note 8 to the financial statements included in Item 8, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $1,650,000 to a newly formed real estate company, Echelon Residential Holdings, to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential LLC is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity.

     The loan made by the Partnership to Echelon Residential Holdings is, and will continue to be, subject to various risks, including the risk of default by Echelon Residential Holdings, which could require the Partnership to foreclose under the pledge agreement on its interests in Echelon Residential LLC. The ability of Echelon Residential Holdings to make loan payments and the amount the Partnership may realize after a default would be dependent upon the risks generally associated with the real estate lending business including, without limitation, the existence of senior financing or other liens on the properties, general or local economic conditions, property values, the sale of properties, interest rates, real estate taxes, other operating expenses, the supply and demand for properties involved, zoning and environmental laws and regulations, rent control laws and other governmental rules. A default by Echelon Residential Holdings could have a material adverse effect on the future cash flow and operating results of the Partnership. The Partnership periodically evaluates the collectibility of the loan's contractual principal and interest and the existence of loan impairment indicators.

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

     The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 7 to the financial statements included in Item 8). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items include the cumulative difference between income or loss for tax purposes.

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

     The outcome of the Class Action Lawsuit described in Note 8 to the financial statements included in Item 8 herein will be the principal factor in determining the future of the Partnership's operations. Commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.

Item  7A.  Quantitative  and  Qualitative  Disclosures  about  Market  Risks.
-----------------------------------------------------------------------------

     The Partnership's financial statements include financial instruments that are exposed to interest rate risks.

     The Partnership's loan to Echelon Residential Holdings matures on September 8, 2002 and earns interest at a fixed annual rate of 14% for the first 24 months and a fixed annual rate of 18% for the last 6 months of the loan, with interest due at maturity. Investments earning a fixed rate of interest may have their fair market value adversely impacted due to a rise in interest rates. The effect of interest rate fluctuations on the Partnership in 2000 was not material

Item  8.  Financial  Statements  and  Supplementary  Data.
----------------------------------------------------------

     Financial  Statements  (Restated):

    Report of Independent Auditors . . . . . . . . . . .  17

    Statement of Financial Position
    at December 31, 2000 and 1999. . . . . . . . . . . .  18

    Statement of Operations
    for the years ended December 31, 2000, 1999 and 1998  19

    Statement of Changes in Partners' Capital
    for the years ended December 31, 2000, 1999 and 1998  20

    Statement of Cash Flows
    for the years ended December 31, 2000, 1999 and 1998  21

    Notes to the Financial Statements. . . . . . . . . .  22

                            REPORT OF INDEPENDENT AUDITORS
                            ------------------------------


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

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Partners of American Income Fund I-A, a Massachusetts Limited Partnership at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements for the year ended December 31, 2000 have been restated as discussed in Note 1.


     /S/  ERNST  &  YOUNG  LLP

Tampa,  Florida
March  30,  2001,
except  for  Notes  1  and  10,  as  to  which  the  date  is
November  7,  2001

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                           DECEMBER 31, 2000 AND 1999



 .                                                               2000         1999
                                                        -------------  -----------
 .                                                       Restated
 .                                                        (See Note 1)
ASSETS

Cash and cash equivalents. . . . . . . . . . . . . . .  $    791,204   $2,593,713
Rents receivable                                                  --       17,000
Accounts receivable - affiliate. . . . . . . . . . . .         5,069        9,270
Interest receivable - loan receivable. . . . . . . . .       202,209           --
Loan receivable. . . . . . . . . . . . . . . . . . . .     1,650,000           --
Equipment at cost, net of accumulated
    depreciation of $342,411 and $423,985
    at December 31, 2000 and 1999, respectively. . . .            --           --
                                                        -------------  -----------
 Total assets. . . . . . . . . . . . . . . . . . . . .  $  2,648,482   $2,619,983
                                                        =============  ===========



LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities. . . . . . . . . . . . . . . . . .  $    188,216   $  204,068
Accrued liabilities - affiliate                               13,606        5,465
Other liabilities. . . . . . . . . . . . . . . . . . .            --       25,000
Cash distributions payable to partners . . . . . . . .            --       56,502
                                                        -------------  -----------
 Total liabilities . . . . . . . . . . . . . . . . . .       201,822      291,035
                                                        -------------  -----------
Partners' capital (deficit):
   General Partner                                          (194,552)    (200,437)
   Limited Partnership Interests
   (286,274 Units; initial purchase price of $25 each)     2,641,212    2,529,385
                                                        -------------  -----------
 Total partners' capital . . . . . . . . . . . . . . .     2,446,660    2,328,948
                                                        -------------  -----------
 Total liabilities and partners' capital . . . . . . .  $  2,648,482   $2,619,983
                                                        =============  ===========






















   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


 .                                           2000         1999      1998
                                    -------------  ----------  ---------
 .                                   Restated
 .                                    (See Note 1)
Income:
 Lease revenue . . . . . . . . . .  $     57,922   $  134,514  $415,447
 Interest income . . . . . . . . .        69,939      141,591    94,196
 Interest income - loan receivable       202,209           --        --
 Gain on sale of equipment . . . .         8,800      789,110    65,000
                                    -------------  ----------  ---------
   Total income. . . . . . . . . .       338,870    1,065,215   574,643
                                    -------------  ----------  ---------


Expenses:
 Depreciation. . . . . . . . . . .            --       23,214   159,602
 Equipment management fees -
   affiliate . . . . . . . . . . .         2,896        6,544    20,772
 Operating expenses - affiliate. .       218,262      261,782   446,969
                                    -------------  ----------  ---------
   Total expenses. . . . . . . . .       221,158      291,540   627,343
                                    -------------  ----------  ---------

Net (loss) income                   $    117,712   $  773,675  $(52,700)
                                    =============  ==========  =========


Net (loss) income
 per limited partnership unit. . .  $       0.39   $     2.57  $  (0.17)
                                    =============  ==========  =========
Cash distributions declared
 per limited partnership unit. . .  $         --   $     0.75  $   0.75
                                    =============  ==========  =========



























   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


 .                                        General
 .                                        Partner     Limited Partners
                                                     ----------------
 .                                        Amount      Units             Amount       Total
                                         ----------  ----------------  -----------  -----------

Balance at December 31, 1997. . . . . .  $(213,886)           286,274  $2,273,871   $2,059,985
     Net loss - 1998. . . . . . . . . .     (2,635)                --     (50,065)     (52,700)
     Cash distributions declared. . . .    (11,300)                --    (214,706)    (226,006)
                                         ----------  ----------------  -----------  -----------

Balance at December 31, 1998. . . . . .   (227,821)           286,274   2,009,100    1,781,279
     Net income - 1999. . . . . . . . .     38,684                 --     734,991      773,675
     Cash distributions declared. . . .    (11,300)                --    (214,706)    (226,006)
                                         ----------  ----------------  -----------  -----------

Balance at December 31, 1999. . . . . .   (200,437)           286,274   2,529,385    2,328,948
    Net income - 2000 (restated). . . .      5,885                 --     111,827      117,712
                                         ----------  ----------------  -----------  -----------


Balance at December 31, 2000 (restated)  $(194,552)           286,274  $2,641,212   $2,446,660
                                         ==========  ================  ===========  ===========



































   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



 .                                                                  2000         1999         1998
                                                           -------------  -----------  -----------
 .                                                          Restated
 .                                                           (See Note 1)
Cash flows (used in) provided by operating activities:
Net income. . . . . . . . . . . . . . . . . . . . . . . .  $    117,712   $  773,675   $  (52,700)
Adjustments to reconcile net (loss) income
 to net cash (used in ) provided by operating activities:
   Depreciation . . . . . . . . . . . . . . . . . . . . .            --       23,214      159,602
   Gain on sale of equipment. . . . . . . . . . . . . . .        (8,800)    (789,110)     (65,000)
Changes in assets and liabilities:
 Decrease (increase) in:
   Rents receivable . . . . . . . . . . . . . . . . . . .        17,000       11,778        4,002
   Accounts receivable - affiliate. . . . . . . . . . . .         4,201      412,547     (353,937)
   Interest receivable - loan receivable. . . . . . . . .      (202,209)          --           --
 Increase (decrease) in:
   Accrued liabilities. . . . . . . . . . . . . . . . . .       (15,852)     (69,816)     264,684
   Accrued liabilities - affiliate. . . . . . . . . . . .         8,141         (667)      (6,791)
   Deferred rental income . . . . . . . . . . . . . . . .            --       (4,775)        (737)
   Other liabilities. . . . . . . . . . . . . . . . . . .       (25,000)    (363,600)     388,600
                                                           -------------  -----------  -----------
 Net cash (used in) provided by operating activities           (104,807)      (6,754)     337,723
                                                           -------------  -----------  -----------

Cash flows (used in) provided by investing activities:
 Proceeds from equipment sales. . . . . . . . . . . . . .         8,800      857,150       65,000
       Issuance of loan receivable                           (1,650,000)          --           --
                                                           -------------  -----------  -----------
 Net cash (used in) provided by investing activities
                                                             (1,641,200)     857,150       65,000
                                                           -------------  -----------  -----------
Cash flows used in financing activities:
 Cash distributions paid. . . . . . . . . . . . . . . . .       (56,502)    (226,006)    (226,006)
                                                           -------------  -----------  -----------
 Net cash used in financing activities. . . . . . . . . .       (56,502)    (226,006)    (226,006)
                                                           -------------  -----------  -----------

Net (decrease) increase in cash and cash equivalents         (1,802,509)     624,390      176,717
Cash and cash equivalents at beginning of year                2,593,713    1,969,323    1,792,606
                                                           -------------  -----------  -----------
Cash and cash equivalents at end of year                   $    791,204   $2,593,713   $1,969,323
                                                           =============  ===========  ===========
















   The accompanying notes are an integral part of these financial statements.

                                     ======
                                       24
                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                                =================


NOTE  1  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS
--------------------------------------------------

     After American Income Fund I-A, a Massachusetts Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

     On March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company.

     The Partnership's loan to Echelon Residential Holdings is $1,650,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral. The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the period ended December 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $125,241 and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
     Subsequent to the issuance of the Partnership's financial statements for the year ended December 31, 2000, the Partnership determined that the loan receivable and related interest income should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
     Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $125,241 previously recorded and recognized interest income of $202,209, resulting in a decrease in the net loss for the year ended December 31, 2000 of $327,450, or $1.09 per limited partnership unit. As a result, the accompanying financial statements for the year ended December 31, 2000 have been restated from the amounts previously reported. In addition, during the second quarter of 2001 the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $144,375, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $267,795 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.


NOTE  2  -  ORGANIZATION  AND  PARTNERSHIP  MATTERS
---------------------------------------------------

     The Partnership was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on March 6, 1990, for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Leasing VI Incorporated) and $100 from the Initial Limited Partner (AFG Assignor Corporation). On December 31, 1990, the Partnership issued 286,274 units of limited partnership interest (the "Units") to 359 investors. The Partnership's General Partner, AFG Leasing VI Incorporated, is a Massachusetts corporation formed in 1990 and an affiliate of Equis Financial Group Limited Partnership (formerly known as American Finance Group), a Massachusetts limited partnership ("EFG"). The common stock of the General Partner is owned by EFG. The General Partner is not required to make any other capital contributions except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership ("Restated Agreement, as amended").

     Significant operations commenced December 31, 1990 when the Partnership made its initial equipment purchase. Pursuant to the Restated Agreement, as amended, Distributable Cash From Operations and Distributable Cash From Sales or Refinancings will be allocated 95% to the Limited Partners and 5% to the General Partner.

     Under the terms of a Management Agreement between the Partnership and EFG, management services are provided by EFG to the Partnership at fees which the General Partner believes to be competitive for similar services (see Note 6).

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

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

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

Revenue  Recognition
--------------------

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

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and EFG would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 8 regarding the Class Action Lawsuit. No future minimum rents are due for the year ending December 31, 2001, however, all of the Partnership's equipment is being leased on a month-to-month basis.

          Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 2000, 1999 and 1998 is as follows:

                                            2000     1999     1998
                                         -------  -------  -------

General Motors Corporation. . . . . . .  $26,935  $30,318  $    --
Ford Motor Company. . . . . . . . . . .  $18,930  $29,070  $    --
Rexam Beverage Can Company (formerly
    American National Can Company). . .  $ 6,049  $19,895  $71,395
Bergen Brunswig Medical Inc. (formerly
 Durr Medical). . . . . . . . . . . . .  $    --  $27,051  $64,921
Transmeridian Airlines. . . . . . . . .  $    --  $    --  $97,169
Sunworld International Airlines, Inc. .  $    --  $    --  $90,480


Use  of  Estimates
------------------

     The preparation of the financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Equipment  on  Lease
--------------------

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

Impairment  of  Long-Lived  Assets
----------------------------------
     The carrying value of long-lived assets, including equipment and the real estate loan, will be reviewed for impairment whenever events or changes in circumstances indicate that the recorded value cannot be recovered from undiscounted future cash flows.
Remarketing  and  Maintenance  Expenses
---------------------------------------

     The Partnership expenses storage and remarketing costs associated with equipment under lease as incurred.

     Generally, the costs of scheduled inspections and repairs and routine maintenance for aircraft and other equipment under lease are the responsibility of the lessee. In certain situations, the Partnership may be responsible for reimbursing the lessee for a portion of such costs paid by the lessee prior to the redelivery date (i.e., the expiration of the lease term) or may be entitled to receive additional payments from the lessee based on the terms and conditions set forth in the lease arrangement which considers, among other things, the amount of time remaining until the next scheduled maintenance event. The Partnership records the amount payable or receivable, with a corresponding charge or credit to operations.
Accrued  Liabilities  -  Affiliate
----------------------------------

     Unpaid operating expenses paid by EFG on behalf of the Partnership and accrued but unpaid administrative charges and management fees are reported as Accrued Liabilities - Affiliate (see Note 6).

Allowance  for  Loan  Losses
----------------------------

     In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), the Partnership periodically evaluates the collectibility of its loan's contractual principal and interest and the existence of loan impairment indicators, including contemporaneous economic conditions, situations which could affect the borrower's ability to repay its obligation, the estimated value of the underlying collateral, and other relevant factors. Real estate values are discounted using a present value methodology over the period between the financial reporting date and the estimated disposition date of each property. A loan is considered to be impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement, which includes both principal and interest. A provision for loan losses is charged to earnings based on the judgment of the Partnership's management of the amount necessary to maintain the allowance for loan losses at a level adequate to absorb probable losses.

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

     The Partnership is a Nominal Defendant in a Class Action Lawsuit. In 1998, a settlement proposal to resolve that litigation was negotiated. After a status conference, on June 4, 2001 the court set a trial date of March 4, 2002 and referred the case to mediation and to a magistrate judge (See Note 8). The Defendant's and Plaintiff's Counsel have continued to negotiate toward a settlement and have reached agreement as to its principal business terms. As part of the settlement, EFG has agreed to buy the loans made by the Exchange Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date. Upon completion of a stipulation of settlement, the parties will submit the settlement to the court for approval. The Partnership's estimated exposure for costs anticipated to be incurred in pursuing the settlement proposal is approximately $360,000 consisting principally of legal fees and other professional service costs. These costs are expected to be incurred regardless of whether the proposed settlement ultimately is effected and, therefore, the Partnership expensed approximately $269,000 of these costs in 1998 following the Court's approval of the settlement plan. The cost estimate is subject to change and is monitored by the General Partner based upon the progress of the litigation and other pertinent information. As a result, the Partnership expensed approximately $41,000 and $50,000 for such costs during 2000 and 1999, respectively. See notes 8 and 10 for additional discussions.

     The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing, the loan to Echelon Residential Holdings and its ownership of securities of Semele. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected.The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company. The General Partner has determined to take action to resolve the Partnership's status under the 1940 Act by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

Allocation  of  Profits  and  Losses
------------------------------------

     For financial statement purposes, net income or loss is allocated to each Partner according to their respective ownership percentages (95% to the Limited Partners and 5% to the General Partner). See Note 7 for allocation of income or loss for income tax purposes.

Net  Income  (Loss)  and  Cash  Distributions  Per  Unit
--------------------------------------------------------

     Net income (loss) and cash distributions per Unit are based on 286,274 Units outstanding during each of the three years in the period ended December 31, 2000 and computed after allocation of the General Partner's 5% share of net income (loss) and cash distributions.

Provision  for  Income  Taxes
-----------------------------

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


 .                                              Remaining
 .                                              Lease Term   Equipment
 Equipment Type                                   (Months)  at Cost     Location
---------------------------------------------  -----------  ----------  --------------

Materials handling                                       0  $  342,411  CA/DE/IL/KY/MI
   Accumulated depreciation        .                     -     342,411
                                                            ----------
   Equipment, net of accumulated depreciation            -  $       --
                                                            ==========


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

NOTE  5  -  LOAN  RECEIVABLE
----------------------------
     On March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities. Echelon Residential Holdings, through its wholly-owned subsidiary (Echelon Residential
LLC), used the loan proceeds, along with the loan proceeds from the other Exchange Partnerships, to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. In the Class Action Lawsuit, there is a risk that the court may object to the General Partner's action in structuring the loan in this way since the EFG officer may be deemed an affiliate and the loans in violation of the prohibition against loans to affiliates and the court's statement in its order permitting New Investments that all other provisions of the Partnership Agreements governing the investment objectives and policies of the Partnership shall remain in full force and effect. The court may require the partnerships to restructure or divest the loan.
The Partnership's loan is $1,650,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. During the year ended December 31, 2000, the Partnership recognized $202,209 of interest income related to this loan. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral. Echelon Residential Holdings has no material business interests other than those connected with the real estate properties owned by Echelon Residential LLC.

     The summarized financial information for Echelon Residential Holdings as of December 31, 2000 and for the period March 8, 2000 (commencement of operations) through December 31, 2000 is as follows:

 Total assets  .. . . . . . . . . . . .  $68,580,891
 Total liabilities  . . . . . . . . . .  $70,183,162
 Minority interest  . . . . . . . . . .  $ 2,257,367
 Total deficit   .. . . . . . . . . . .  $(3,859,638)

 Total revenues  .. . . . . . . . . . .  $ 5,230,212
 Total expenses, minority interest
   and equity in loss of unconsolidated
   joint venture. . . . . . . . . . . .  $11,936,238
 Net loss  .. . . . . . . . . . . . . .  $(6,706,026)


     See Note 10, Subsequent Events, for discussion of an impairment recorded by the Partnership of the loan receivable and related interest receivable during the second quarter of 2001.


NOTE  6  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 2000, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                     2000      1999      1998
                                 --------  --------  --------

Equipment management fees        $  2,896  $  6,544  $ 20,772
Administrative charges. . . . .    77,806    83,864    57,492
Reimbursable operating expenses
 due to third parties
                                  140,456   177,918   389,477
                                 --------  --------  --------
 Total. . . . . . . . . . . . .  $221,158  $268,326  $467,741
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

     All equipment was acquired from EFG, one of its Affiliates or from third-party sellers. The Partnership's Purchase Price was determined by the method described in Note 3, Equipment on Lease.

     All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At December 31, 2000, the Partnership was owed $5,069 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 2001.

     An affiliate of the General Partner owns Units in the Partnership as follows:

                                       Number of    Percent of Total
Affiliate                              Units Owned  Outstanding Units

Old North Capital Limited Partnership        4,000               1.40%
-------------------------------------  -----------  ------------------


     Old North Capital Limited Partnership ("ONC") is a Massachusetts limited partnership formed in 1995. The general partner of ONC is controlled by Gary D. Engle and the limited partnership interests in ONC are owned by Semele. Gary D. Engle is Chairman and Chief Executive Officer of Semele.

NOTE  7  -  INCOME  TAXES
-------------------------

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

     The following is a reconciliation between net income reported for financial statement and federal income tax reporting purposes for the years ended December 31, 2000, 1999 and 1998:

                                              2000       1999       1998
                                          --------  ----------  ---------

Net (loss) income                         $117,712  $ 773,675   $(52,700)
 Financial statement depreciation less
          than tax depreciation                 --    (83,853)   (54,536)
 Deferred rental income. . . . . . . . .        --     (4,775)      (737)
 Other . . . . . . . . . . . . . . . . .        --   (247,171)    16,384
                                          --------  ----------  ---------

Net income (loss) for federal income tax
 Reporting purposes. . . . . . . . . . .  $117,712  $ 437,876   $(91,589)
                                          ========  ==========  =========


     The principal component of "Other" consists of the difference between the tax and financial statement gain on equipment disposals.

     The following is a reconciliation between partners' capital reported for financial statement and federal income tax reporting purposes for the years ended December 31, 2000 and 1999:


                                                                   2000        1999
                                                             ----------  ----------

Partners' capital . . . . . . . . . . . . . . . . . . . . .  $2,446,660  $2,328,948

 Add back selling commissions and organization
   And offering costs . . . . . . . . . . . . . . . . . . .     800,146     800,146
                                                             ----------  ----------

Partners' capital for federal income tax reporting purposes  $3,246,806  $3,129,094
                                                             ==========  ==========




NOTE  8  -  LEGAL  PROCEEDINGS
------------------------------

     In January 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group
                              --------------------------------------------------
Limited  Partnership,  et  al.,  in  the  United  States  District Court for the
-----------------------------
Southern  District  of  Florida  (the  "Court") on behalf of a proposed class of
-------
investors  in  28  equipment  leasing  programs  sponsored by EFG, including the
----
Partnership  (collectively,  the "Nominal Defendants"), against EFG and a number
----
of its affiliates, including the General Partner, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned Leonard Rosenblum, et al. v. Equis
-                                             ----------------------------------
Financial  Group  Limited  Partnership,  et  al.,  in  the Superior Court of the
-----------------------------------------------
Commonwealth  of  Massachusetts  on behalf of the Nominal Defendants against the
------
Defendants.  Both  actions  are  referred  to  herein collectively as the "Class
--
Action  Lawsuit".
--

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit was intended to be achieved and which, among other things, was at the time expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was preliminarily approved by the Court on August 20, 1998 when the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement" (the "August 20 Order").

     On March 12, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 12, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divided the Class Action Lawsuit into two separate sub-classes that could be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), remained pending due, in part, to the complexity of the proposed settlement pertaining to this class.

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

     The settlement of the second sub-class was premised on the consolidation of the Exchange Partnerships' net assets (the "Consolidation"), subject to certain conditions, into a single successor company ("Newco"). Under the proposed Consolidation, the partners of the Exchange Partnerships would receive both common stock in Newco and a cash distribution; and thereupon the Exchange Partnerships would be dissolved. In addition, EFG would contribute certain management contracts, operations personnel, and business opportunities to Newco and cancel its current management contracts with all of the Exchange Partnerships. Newco would operate principally as a finance company and would use its best efforts to list its shares on the NASDAQ National Market or another national exchange or market as soon after the Consolidation as Newco deems that market conditions and its business operations are suitable for listing its shares and Newco has satisfied all necessary regulatory and listing requirements. The potential benefits and risks of the Consolidation were to be presented in a Solicitation Statement that would be mailed to all of the partners of the Exchange Partnerships as soon as the associated regulatory review process was completed and at least 60 days prior to the fairness hearing. A preliminary Solicitation Statement was filed with the Securities and Exchange Commission on August 24, 1998.

     One of the principal objectives of the Consolidation was to create a company that would have the potential to generate more value for the benefit of existing limited partners than other alternatives, including continuing the Partnership's customary business operations until all of its assets are disposed in the ordinary course of business. To facilitate the realization of this objective, the Amended Stipulation provided, among other things, that commencing March 22, 1999, the Exchange Partnerships could collectively invest up to 40% of the total aggregate net asset values of all of the Exchange Partnerships in any investment, including additional equipment and other business activities that the general partners of the Exchange Partnerships and EFG reasonably believed to be consistent with the anticipated business interests and objectives of Newco, subject to certain limitations. The Second Amended Stipulation, among other things, quantified the 40% limitation using a whole dollar amount of $32 million in the aggregate.

     On March 8, 2000, the Exchange Partnerships collectively made a $32 million loan as permitted by the Second Amended Stipulation approved by the Court. The Partnership's portion of the aggregate loan is $1,650,000. The loan consists of a term loan to Echelon Residential Holdings, a newly-formed real estate company that is owned by several independent investors and, in his individual capacity, James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities. Echelon Residential Holdings, through a wholly-owned subsidiary, (Echelon Residential LLC), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months maturing on September 8, 2002 and bears interest at the annual rate of 14% for the first 24 months and 18% for the final six months of the term. Interest accrues and compounds monthly but is not payable until maturity. Echelon Residential Holdings has pledged its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral for the loan.

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

     The Second Amended Stipulation, as well as the Amended Stipulation and the original Stipulation of Settlement, prescribe certain conditions necessary to effect a final settlement, including providing the partners of the Exchange Partnerships with the opportunity to object to the participation of their partnership in the Consolidation. Assuming the proposed settlement were effected according to its terms, the Partnership's share of legal fees and expenses related to the Class Action Lawsuit and the Consolidation was estimated to be approximately $ 360,000, of which approximately $41,000, $50,000 and $269,000 was expensed by the Partnership in 2000, 1999 and 1998, respectively.

     While the Court's August 20 Order enjoined certain class members, including all of the partners of the Partnership, from transferring, selling, assigning, giving, pledging, hypothecating, or otherwise disposing of any Units pending the Court's final determination of whether the settlement should be approved, the March 22 Order permitted the partners to transfer Units to family members or as a result of the divorce, disability or death of the partner. No other transfers are permitted pending the Court's final determination of whether the settlement should be approved. The provision of the August 20 Order which enjoined the General Partners of the Exchange Partnerships from, among other things, recording any transfers not in accordance with the Court's order remains effective.

     On March 12, 2001, after a status conference and hearing, the Court issued an order that required the parties, no later than May 15, 2001, to advise the Court on (a) whether the SEC has completed its review of the solicitation statement and related materials submitted to the SEC in connection with the proposed settlement, and (b) whether parties request the Court to schedule a hearing for final approval of the proposed settlement or are withdrawing the proposed settlement from judicial consideration and resuming the litigation of the Plaintiffs' claims. The Court also directed the parties to use their best efforts to assist the SEC so that its regulatory review may be completed on or before May 15, 2001. The Court continued the Final Approval Settlement Hearing until a date to be scheduled in July 2001 after receipt from the parties of a request to schedule a hearing. Subsequently, after the parties had responded to the court's order and had participated in a status conference on May 31, 2001, the court issued an order on June 4, 2001 setting a trial date of March 4, 2002, referring the case to mediation and referring discovery to a magistrate judge. The Defendant's and Plaintiff's Counsel have continued to negotiate toward a settlement and have reached agreement as to its principal business terms. As part of the settlement, EFG has agreed to buy the loans made by the Exchange Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date. Upon completion of a stipulation of settlement, the parties will submit the settlement to the court for approval. See Note 10, Subsequent Events, for an update of the status of proceedings.

     In addition to the foregoing, the Partnership is a party to other lawsuits that have arisen out of the conduct of its business, principally involving disputes or disagreements with lessees over lease terms and conditions as described below:

Action  involving  Transmeridian  Airlines
------------------------------------------

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

Action  involving  Northwest  Airlines,  Inc.
---------------------------------------------

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

NOTE  9  -  QUARTERLY  RESULTS  OF  OPERATIONS  (Unaudited)
-----------------------------------------------------------

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                    Three Months Ended


                              March 31,    June 30,    September 30,    December 31,     Total
                             -----------  ----------  ---------------  --------------  ----------
                                   2000
                             -----------
(As Restated)
Total lease revenue . . . .  $   16,779   $  18,582   $        9,694   $      12,867   $  57,922
Net income (loss) . . . . .      36,633      58,075           (1,035)         24,039     117,712
Net income (loss) per
  limited partnership unit.        0.12        0.19            (0.00)           0.08        0.39

                                   2000
                             -----------
(As Previously Reported)
Total lease revenue . . . .  $   16,779   $  18,582   $        9,694   $      12,867   $  57,922
Net income (loss) . . . . .      19,620     (10,524)         (90,243)       (128,591)   (209,738)
Net income (loss) per
  limited partnership unit.        0.07       (0.04)           (0.30)          (0.43)      (0.70)

                                   1999
                             -----------
Total lease revenue          $   43,782   $  39,905   $       16,413   $      34,414   $ 134,514
Net (loss) income . . . . .      (3,835)    764,639           36,609         (23,738)    773,675
Net (loss) income per
  limited partnership unit.       (0.01)       2.54             0.12           (0.08)       2.57



     The Partnership's net income in the three months ended June 30, 1999 is primarily the result of the sale of the Partnership's interest in two aircraft, resulting in a net gain, for financial statement purposes of $720,760.


NOTE  10  -  SUBSEQUENT  EVENTS
-------------------------------

Legal  Proceedings
------------------

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

     Plaintiffs' Counsel also submitted a Plaintiffs' Status Report to the court on May 15, 2001 in which they reported that the SEC review has not been concluded and that they notified the Defendants that they would not agree to continue to stay the further prosecution of the litigation in favor of the settlement and that they intend to seek court approval to immediately resume active prosecution of the claims of the Plaintiffs. Plaintiffs' Counsel stated in the Report that the "[p]laintiffs continue to believe that the settlement is in the best interests of the Operating Partnership Sub-class. However, since the SEC has yet to complete its review of the proxy, the Plaintiffs do not believe that the litigation should continue to be stayed so that the SEC may continue its regulatory review for an indefinite period of time." Plaintiffs requested a pre-trial conference to schedule filing of Plaintiffs' motion for class certification on or before May 29, 2001 and resumption of merits discovery and discovery related to the class certification motion. Subsequently, after a status conference on May 31, 2001, the court issued an order on June 4, 2001 setting a trial date of March 4, 2002, referred the case to mediation and referred discovery to a magistrate judge. The Defendant's and Plaintiff's Counsel have continued to negotiate toward a settlement and have reached agreement as to its principal business terms. As part of the settlement, EFG has agreed to buy the loans made by the Exchange Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date. Upon completion of a stipulation of settlement, the parties will submit the settlement to the court for approval.

     There can be no assurance that a settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome.

Impairment  of  Loan  Receivable

     The General Partner has determined that recoverability of the Partnership's loan receivable from Echelon Residential Holdings, including accrued interest, became impaired during the second quarter of 2001. As a result, the Partnership recorded an impairment of $144,375 at June 30, 2001, reflecting the General Partner's assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest recorded on the loan through March 31, 2001, or $267,795, and has ceased the accrual of future interest, effective
April 1, 2001. The write-down was precipitated principally by a slowing U.S. economy and its effects on the real estate development industry. The economic outlook for the properties that existed when the loan was funded has deteriorated and inhibited the ability of Echelon Residential Holdings' management to secure low-cost sources of development capital, including but not limited to joint-venture or equity partners. In response to these developments and lower risk tolerances in the credit markets, the management of Echelon Residential Holdings decided in the second quarter of 2001 to concentrate its prospective development activities within the southeastern United States and, therefore, to dispose of development sites located elsewhere. In May 2001, Echelon Residential Holdings closed its Texas-based development office; and since the beginning of 2001, the company has sold three of nine properties (two in July 2001 and one in October 2001). As of November 2001, one additional property is under contract to be sold, subject to due diligence that remains pending. As a result of these developments, the General Partner does not believe that Echelon Residential Holdings will realize the profit levels originally believed to be achievable from either selling these properties as a group or developing all of them as multi-family residential communities.

------


Item  9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
--------------------------------------------------------------------------------
Financial  Disclosure.
----------------------

     None.

PART  III

Item  10.  Directors  and  Executive  Officers  of  the  Partnership.
---------------------------------------------------------------------

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

DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  GENERAL  PARTNER  (See  Item  13)
-------------------------------------------------------------------------------


                  Name                   Title                   Age    Term
----------------------  ---------------------------------------  ---  ---------
Geoffrey A. MacDonald   Chairman of EFG                            .  Until a
 .                       and President and a Director               .  successor
 .                       of the General Partner                    52  is duly
 .                                                             .    .  elected
Gary D. Engle           President and Chief Executive              .  and
 .                       Officer of EFG                            52  qualified

Michael J. Butterfield  Executive Vice President and Chief
 .                       Operating Officer of EFG and Treasurer
 .                       of the General Partner                    41

Gail D. Ofgant          Senior Vice President, Lease Operations
 .                       of EFG and Senior Vice President
 .                       of the General Partner                    35


     (c)  Identification  of  Certain  Significant  Persons
-----------------------------------------------------------

     None.
----------

     (d)  Family  Relationship
------------------------------

     No  family  relationship  exists  among  any  of  the  foregoing  Partners,
--------------------------------------------------------------------------------
Directors  or  Executive  Officers.
-----------------------------------

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



     (f)  Involvement  in  Certain  Legal  Proceedings

     None.
----------

     (g)  Promoters  and  Control  Persons
------------------------------------------

     Not  applicable.
---------------------

Item  11.  Executive  Compensation.
-----------------------------------

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

     (b)  Compensation  Pursuant  to  Plans

     None.

     (c)  Other  Compensation

     Although the Partnership has no employees, as discussed in Item 11(a), pursuant to Section 9.4(c) of the Restated Agreement, as amended, the Partnership incurs a monthly charge for personnel costs of the Manager for persons engaged in providing administrative services to the Partnership. A description of the remuneration paid by the Partnership to the Manager for the such services is included in Item 13 herein and in Note 6 to the financial statements included in Item 8, herein.

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

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
--------------------------------------------------------------------------------

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

Item  13.  Certain  Relationships  and  Related  Transactions.
--------------------------------------------------------------

     The General Partner of the Partnership is AFG Leasing VI Incorporated, an affiliate of EFG.

     (a)  Transactions  with  Management  and  Others

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 2000, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                     2000      1999      1998
                                 --------  --------  --------

Equipment management fees . . .  $  2,896  $  6,544  $ 20,772
Administrative charges. . . . .    77,806    83,864    57,492
Reimbursable operating expenses
   Due to third parties . . . .   140,456   177,918   389,477
                                 --------  --------  --------

 Total                           $221,158  $268,326  $467,741
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

     All equipment was purchased from EFG, one of its affiliates or from third-party sellers. The Partnership's acquisition cost was determined by the method described in Note 3 to the financial statements included in Item 8, herein.

     All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At December 31, 2000, the Partnership was owed $5,069 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 2001.

An  affiliate  of  the General Partner owns Units in the Partnership as follows:

                                       Number of    Percent of Total
Affiliate                              Units Owned  Outstanding Units

Old North Capital Limited Partnership        4,000               1.40%
-------------------------------------  -----------  ------------------


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

     (b)  Certain  Business  Relationships

     None.

     (c)  Indebtedness  of  Management  to  the  Partnership

     None.

     (d)  Transactions  with  Promoters

     Not  applicable.

PART  IV

Item  14.  Exhibits  and  Reports  on  Form  8-K.
-------------------------------------------------

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

     2.8 Order Setting Trial Date and Discovery Deadlines, Referring Case to Mediation and Referring Discovery to United States Magistrate Judge (June 4,
2001).

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


          AMERICAN INCOME FUND I-A, a Massachusetts Limited Partnership


     By:  AFG  Leasing  VI  Incorporated,
     a  Massachusetts  corporation  and  the
     General  Partner  of  the  Registrant.






By: /s/   Geoffrey A. MacDonald               By: /s/   Gary D. Engle
--------------------------------------------  -------------------------------------
Geoffrey A. MacDonald                         Gary D. Engle
Chairman of EFG and                           President and Chief Executive
President and Director                        Officer of EFG, the sole stockholder
of the General Partner                        of the General Partner
 .                                             (Principal Executive Officer)




Date: November 13, 2001                       Date: November 13, 2001
--------------------------------------------  -------------------------------------




By: /s/   Michael J. Butterfield
--------------------------------------------
Michael J. Butterfield
Executive Vice President and Chief
Operating Officer of EFG and Treasurer
of the General Partner
(Principal Financial and Accounting Officer)



Date: November 13, 2001
--------------------------------------------

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


Tampa,  Florida
March  23,  2001

ECHELON  RESIDENTIAL  HOLDINGS  LLC

CONSOLIDATED  BALANCE  SHEET
DECEMBER  31,  2000



ASSETS

REAL ESTATE - Net (Notes 1 and 2)                                  $61,092,202

CASH AND CASH EQUIVALENTS (Note 1)                                   3,789,198

RESTRICTED CASH (Note 1)                                                 8,703

RESTRICTED INVESTMENTS (Note 2)                                      2,155,160

ACCOUNTS RECEIVABLE - Affiliates (Note 7)                              115,521

PREPAID EXPENSES AND OTHER LONG-TERM ASSETS                             69,417

CORPORATE EQUIPMENT - Net of accumulated depreciation of $57,733       286,784

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE (Note 3)                  1,063,906
                                                                   ------------

TOTAL ASSETS                                                       $68,580,891
                                                                   ============


LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:
  Accounts payable                                                 $    10,984
  Contractor payable                                                 1,752,830
  Accounts payable - Affiliates (Note 7)                               114,180
  Accrued expenses                                                     797,832
  Retainage payable                                                  1,125,865
  Security deposits                                                      8,625
  Interest payable                                                   4,385,805
  Construction loans (Note 4)                                       26,837,740
  Other long-term liabilities                                          109,411
  Notes payable (Note 5)                                            35,039,890
                                                                   ------------

           Total liabilities                                        70,183,162

COMMITMENTS AND CONTINGENCIES (Notes 4 and  9)

MINORITY INTEREST (Note 6)                                           2,257,367

MEMBERS' EQUITY (DEFICIENCY) (Note 1)                               (3,859,638)
                                                                   ------------

TOTAL LIABILITIES AND MEMBERS' EQUITY                              $68,580,891
                                                                   ============

See notes to consolidated financial statements.

ECHELON  RESIDENTIAL  HOLDINGS  LLC

CONSOLIDATED  STATEMENT  OF  OPERATIONS
PERIOD  MARCH  8,  2000  (DATE  OF  INCEPTION)  THROUGH  DECEMBER  31,  2000


SALES AND REVENUES:
  Real estate operations:
    Rental revenues                                    $   230,834
    Management fees                                        695,162
    Developer fees                                         985,141
  Sale of development property                           3,104,532
  Investment income                                        191,543
  Other Income                                              23,000
                                                       ------------

           Total sales and revenues                      5,230,212
                                                       ------------

EXPENSES:
  Rental and other operations                              558,561
  Cost of development property sold                      3,317,880
  Write-down of land held for development or sale          635,437
  Depreciation expense                                     148,861
  Interest expense on long-term debt - net of amounts
           capitalized of $606,990                       4,460,345
  General and administrative expenses                    2,937,514
                                                       ------------

           Total expenses                               12,058,598
                                                       ------------

EQUITY IN LOSS OF UNCONSOLIDATED JOINT VENTURE            (148,023)

MINORITY INTEREST                                          270,383
                                                       ------------

NET LOSS                                               $(6,706,026)
                                                       ============


See notes to consolidated financial statements.

------



ECHELON  RESIDENTIAL  HOLDINGS  LLC
-----------------------------------

CONSOLIDATED  STATEMENTS  OF  MEMBERS'  EQUITY  (DEFICIENCY)
------------------------------------------------------------
PERIOD  MARCH  8,  2000  (DATE  OF  INCEPTION)  THROUGH  DECEMBER  31,  2000
----------------------------------------------------------------------------


                                                 INITIAL       PARTICIPATING
                                                 MEMBERS       MEMBERS          TOTAL

BALANCE AT MARCH 8, 2000                         $   195,226   $            -   $   195,226

  Members' capital contributions                           -        2,651,162     2,651,162

  Net loss                                        (5,600,020)      (1,106,006)   (6,706,026)
                                                 ------------  ---------------  ------------

BALANCE AT DECEMBER 31, 2000                     $(5,404,794)  $    1,545,156   $(3,859,638)
                                                 ============  ===============  ============


See notes to consolidated financial statements.

------


ECHELON  RESIDENTIAL  HOLDINGS  LLC
-----------------------------------

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
----------------------------------------
PERIOD  MARCH  8,  2000  (DATE  OF  INCEPTION)  THROUGH  DECEMBER  31,  2000
----------------------------------------------------------------------------


CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net loss                                                        $ (6,706,026)
  Adjustment to reconcile net loss to cash provided by
     (used in) operating activities:
      Depreciation                                                     148,861
      Loss on sale of development property                             213,348
      Minority interest                                               (270,383)
      Equity in loss of unconsolidated joint venture                   148,023
      Write-down of land held for development or sale                  635,437
      Changes in working capital:
        Accounts payable, accrued expenses and other liabilities    (4,343,190)
        Interest payable                                             4,385,805
        Other working capital changes                                  311,588
                                                                  -------------

          Net cash used in operating activities                     (5,476,537)
                                                                  -------------

CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Increase in restricted cash and restricted investments            (2,163,863)
  Net proceeds from sale of development property                     3,104,532
  Payments related to construction in progress                     (29,601,108)
                                                                  -------------

           Net cash used in investing activities                   (28,660,439)
                                                                  -------------

CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Issuance of notes payable                                          6,244,000
  Repayment of notes payable                                        (5,474,000)
  Proceeds from construction loans                                  26,585,765
  Members' capital contributions                                     2,651,162
                                                                  -------------

           Net cash provided by financing activities                30,006,927
                                                                  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (4,130,049)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       7,919,247
                                                                  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  3,789,198
                                                                  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                      $    681,530
                                                                  =============


See notes to consolidated financial statements.

------
ECHELON  RESIDENTIAL  HOLDINGS  LLC
-----------------------------------
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
PERIOD  MARCH  8,  2000  (DATE  OF  INCEPTION)  THROUGH  DECEMBER  31,  2000

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

RESTRICTED INVESTMENTS - Restricted investments represents certificates of deposit with maturities greater than three months. These investments are held by financial institutions that require such deposits in support of standby letters of credit.

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

REVENUE RECOGNITION - The Company recognizes revenue on the sale of real estate properties when title has passed to the buyer and all contingencies have been removed. Rental revenues, management fees, and developer fees are recognized when earned.

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

Effective March 8, 2000 (date of inception), the Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 provides guidance for the recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB No. 101 had no impact on the Company's financial statements.

RECLASSIFICATIONS - Certain amounts previously reported in the March 8, 2000 consolidated balance sheet have been reclassified to conform to the December 31, 2000 presentation.

2.     REAL  ESTATE  -  NET
As  of  December  31,  2000,  real  estate  consists  of  the  following:

Land and land improvements held for development or sale  $15,676,581
                                                         ------------

Real estate under development:
  Land and land improvements                               8,302,770
  Construction in progress                                14,694,874
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
                                                         ------------

                                                          22,417,977
                                                         ------------

                                                         $61,092,202
                                                         ============



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

As of December 31, 2000, the Company's land and land improvements held for development or sale includes five parcels of improved and unimproved land for the development of multi-family residential communities. The land is located in urban areas in Memphis, Tennessee; Dallas, Texas; Denver, Colorado; and Colorado Springs, Colorado.

As of December 31, 2000, real estate under development includes the following three multi-family residential communities:

                                   .         .        .  CONSTRUCTION  ACTUAL/ESTIMATED
                                   .  RENTABLE  LAND     COMMENCEMENT  DATE FIRST UNITS
PROJECT NAME             LOCATION     UNITS     ACREAGE  DATE          AVAILABLE
-----------------------  -----------  --------  -------  ------------  ----------------

ECHELON AT THE BALLPARK  Memphis, TN       385        5  Q1 2000       Q1 2001
ECHELON AT LAKESIDE      Plano, TX         181       12  Q3 1999       Q3 2000
ECHELON AT UPTOWN        Orlando, FL       244        3  Q2 2001       Q2 2002

As discussed in Note 6, Investment in Consolidated Joint Venture Partnership, ECHELON AT LAKESIDE commenced operations during the period March 8, 2000 (date of inception) through December 1, 2000 and portions of the project remained under construction as of December 31, 2000.

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

4.     CONSTRUCTION  LOANS
As of December 31, 2000, the Company's construction loans outstanding are as follows:

Bank of America                       $17,614,845
First Union National Bank of Florida    9,222,895
                                      -----------

 .                                     $26,837,740
                                      ===========



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

In the opinion of management, the carrying value of the Company's construction loans approximate their fair value based on management's estimates for similar issues, giving consideration to quality, interest rates, maturity and other significant characteristics. Although management is not aware of any factors that would significantly affect the estimated fair value of the construction loans, the amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2000 and current estimates of fair value may differ significantly.
See Note 10, Subsequent Event, for discussion of a construction loan executed for the construction of ECHELON AT UPTOWN, in February 2001.

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
                                                                -----------

                                                                $35,039,890
                                                                ===========



On March 8, 2000, the Company executed $32,000,000 in notes payable with 11 partnerships. The Company contributed the proceeds from the notes payable to Echelon Residential to acquire various real estate assets from Echelon, as discussed in Note 1, Summary of Business and Significant Accounting Policies. These partnerships are managed by their general partners who have engaged Equis Financial Group ("EFG") as the partnerships' manager. Mr. James A. Coyne is Executive Vice President of EFG and is an equity investor in the Company. Mr. Coyne, in his individual capacity, is the only equity investor in the Company related to EFG. These notes payable have a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final sixmonths. No principal payments are required prior to the scheduled maturity. Interest accrues and compounds monthly and is payable at maturity. Accrued interest on these notes is $3,907,798 as of December 31, 2000. The Company has assigned and pledged a security interest in all of its rights, title, and interest in its membership interests in Echelon Residential to the 11 partnerships as collateral.

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

6.     INVESTMENT  IN  CONSOLIDATED  JOINT  VENTURE  PARTNERSHIP
In September 1999, Echelon entered into a joint venture agreement with Turner Heritage Investments, Ltd. ("Turner") for the development of ECHELON AT LAKESIDE, a 181-unit multi-family residential community currently under construction in Plano, Texas, which is near Dallas. Echelon's 60% interest in the joint venture was purchased by Echelon Residential, in conjunction with the transaction discussed in Note 1, Summary of Business and Significant Accounting Policies. Construction of ECHELON AT LAKESIDE began in October 1999 and continued on portions of the project through December 31, 2000. As of December 31, 2000, total capital expenditures for the project were $23,927,413.

Through December 31, 2000, the Company has made capital contributions of $2,592,000 and Turner has contributed land valued at $2,592,000 to the joint venture. The Company's interest represents a controlling interest, and accordingly, for financial reporting purposes, the assets, liabilities, retained deficit, and current period results of operations of the joint venture for the period March 8, 2000 (date of inception) through December 31, 2000, are included in the Company's consolidated financial statements and Turner's partnership interest in the joint venture has been recorded as a minority interest. See further discussion of debt financing for ECHELON AT LAKESIDE included in Note 4, Construction Loans.

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

Echelon Property Management LLC, a wholly owned subsidiary of Echelon Residential, has contracted to manage several operating multi-family residential communities currently leased by Echelon Commercial LLC ("Echelon Commercial"), a wholly owned limited liability subsidiary of Echelon Development Holdings. Several of the equity investors in Echelon Residential Holdings are also equity investors in Echelon Development Holdings. For the period March 8, 2000 (date of inception) through December 31, 2000, Echelon Residential recognized $587,908 in property management revenues from the management of multi-family properties leased by Echelon Commercial.

As of December 31, 2000, the Company had accounts receivable balances of $51,880 due from Echelon Commercial LLC, $19,455 due from ECHELON AT CHENEY PLACE and $44,186 from other related parties. These amounts were repaid by the end of February 2001.

8.     RETIREMENT  PLAN
Echelon Residential is the sponsor of the Echelon 401(k) Savings Plan ("Savings Plan") under Section 401(k) of the Internal Revenue Service Code (the "Code"), to which participants may contribute a percentage of their discretionary contributions to the Savings Plan. The Company did not contribute to the Savings Plan during the period March 8, 2000 (date of inception) through December 31, 2000. As of January 1, 2001, the Company initiated an option in the Savings Plan to include a mandatory matching contribution from the Company.

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

The joint venture formed for the development of ECHELON AT LAKESIDE maintains preferred return accounts for the limited partners, Echelon LP, a wholly owned limited liability subsidiary of Echelon Residential, and Turner. The payment of any preferred returns to Echelon LP would be eliminated upon consolidation. As of December 31, 2000, the preferred return balance for Turner was $312,069.
This amount has not been paid and, therefore, has not been reflected as a reduction of member's equity in the December 31, 2000 consolidated financial statements.

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

11.     QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)
The following is a summary of the quarterly results of operations for the period March 8, 2000 (date of inception) through December 31, 2000:

                PERIOD       THREE MONTHS ENDED
                MARCH 8 -                      .               .              .
                             --------------------
                MARCH 31     JUNE 30               SEPTEMBER 30    DECEMBER 31    TOTAL

Total revenues  $  147,078   $           758,673   $     659,867   $  3,664,594   $ 5,230,212
Net loss        $ (328,623)  $        (1,359,326)  $  (1,855,757)  $ (3,162,320)  $(6,706,026)



12.  MANAGEMENT'S  BUSINESS  PLAN  (UNAUDITED)
As of the fourth quarter of 2001, the Company's management is pursuing three principal business strategies to maximize the value of the Company's real estate assets, including the continued development of the Company's real estate portfolio, retaining other joint venture equity partners for real estate projects and selling of certain real estate assets.

In addition, as part of a litigation settlement unrelated to the Company that must be approved by the court, EFG has agreed in principle to buy the notes payable from the 11 partnerships for an aggregate of $32,000,000 plus interest at 7.5% per annum, if they are not repaid prior to or at the scheduled maturity date. If the litigation settlement is approved, the interest rate on the notes payable would be retroactively adjusted to 7.5% simple interest as of March 8, 2000. EFG has also agreed in principle to forbear any foreclosure action against the Company and will evaluate the characterization of the notes payable, which may include converting the notes payable to long-term debt or equity. See
Note  5,  Notes  Payable.


                                     ******