Form 10-Q/A
period 2001-06-30
AMERICAN INCOME FUND I-A LTD PARTNERSHIP
filed 2001-11-14
CIK 868677

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

                                EXPLANATORY NOTE

After American Income Fund I-A, a Massachusetts Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $1,650,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $37,988 and $71,851, and $8,964 and $10,577, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $37,988 and $71,851, respectively, previously recorded during the three and six months ended June 30, 2001 and $8,964 and $10,577, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $65,586 during the six months ended June 30, 2001 and $59,635 and $75,035, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $144,375, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $267,795 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $374,182 and $274,733, respectively, or $1.24 and $0.91, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $68,599 and $85,612, respectively, or $0.23 and $0.28, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

A  summary  of  the  significant  effects  of  the  restatement  is  as follows:


                         As of and for the Three Months Ended
                                       June 30, 2001


                                                           As
                                                       Previously       As
                                                        Reported     Restated
                                                      ------------  -----------
Statement of Operations
Income

Lease revenue                                         $     9,668   $    9,668
Interest income                                             7,670        7,670
Gain on sale of equipment                                   4,500        4,500
                                                      ------------  -----------
     Total income                                          21,838       21,838
                                                      ------------  -----------

Expenses

Equipment management fees - affiliate                         483          483
Operating expenses - affiliate                            112,805      112,805
Write-down of impaired loan and interest receivable             -      412,170
Partnership's share of unconsolidated
  real estate venture's loss                               37,988            -
                                                      ------------  -----------
Total expenses                                            151,276      525,458

Net loss                                              $  (129,438)  $ (503,620)
                                                      ============  ===========
Net loss per limited partnership unit                 $     (0.43)  $    (1.67)
                                                      ============  ===========



Balance Sheet Data:

Total assets                                          $ 2,120,032   $2,172,749
                                                      ============  ===========
                                                      $   209,038   $  209,038
Total liabilities
Partners' capital (deficit)
   General Partner                                       (221,335)    (218,699)
   Limited Partnership Interests                        2,132,329    2,182,410
                                                      ------------  -----------
Total partners' capital                               $ 1,910,994   $1,963,711
                                                      ============  ===========

                          As of and for the Six Months Ended
                                       June 30, 2001

                                                           As
                                                       Previously       As
Statement of Operations                                 Reported     Restated
                                                      ------------  -----------
Income

Lease revenue                                         $    27,706   $   27,706
Interest income                                            15,522       15,522
Interest income - loan receivable                               -       65,586
Gain on sale of equipment                                   9,500        9,500
                                                      ------------  -----------
  Total income                                             52,728      118,314
                                                      ------------  -----------

Expenses

Equipment management fees - affiliate                       1,385        1,385
Operating expenses - affiliate                            187,708      187,708
Write-down of impaired loan and interest receivable             -      412,170
Partnership's share of unconsolidated
  real estate venture's loss                               71,851            -
                                                      ------------  -----------
  Total expenses                                          260,944      601,263
                                                      ------------  -----------

Net loss                                              $  (208,216)  $ (482,949)
                                                      ============  ===========
Net loss per limited partnership unit                 $     (0.69)  $    (1.60)
                                                      ============  ===========



Balance Sheet Data:

Total assets                                          $ 2,120,032   $2,172,749
                                                      ============  ===========
Total liabilities                                     $   209,038   $  209,038
Partners' capital (deficit)
   General Partner                                       (221,335)    (218,699)
   Limited Partnership Interests                        2,132,329    2,182,410
                                                      ------------  -----------
Total partners' capital                               $ 1,910,994   $1,963,711
                                                      ============  ===========

                         As of and for the Three Months Ended
                                       June 30, 2000


                                                      As
                                                  Previously       As
                                                   Reported     Restated
                                                 ------------  -----------
Statement of Operations
Income

Lease revenue                                    $    18,582   $   18,582
Interest income                                       13,185       13,185
Interest income - loan receivable                          -       59,635
Gain on sale of equipment                              1,500        1,500
                                                 ------------  -----------
     Total income                                     33,267       92,902
                                                 ------------  -----------

Expenses

Equipment management fees - affiliate                    929          929
Operating expenses - affiliate                        33,898       33,898
Partnership's share of unconsolidated
  real estate venture's loss                           8,964            -
                                                 ------------  -----------
Total expenses                                        43,791       34,827

Net income (loss)                                $   (10,524)  $   58,075
                                                 ============  ===========
Net income (loss) per limited partnership unit   $     (0.04)  $     0.19
                                                 ============  ===========



Balance Sheet Data:

Total assets                                     $ 2,511,275   $2,596,887
                                                 ============  ===========
                                                 $   173,231   $  173,231
Total liabilities
Partners' capital (deficit)
   General Partner                                  (199,982)    (195,701)
   Limited Partnership Interests                   2,538,026    2,619,357
                                                 ------------  -----------
Total partners' capital                          $ 2,338,044   $2,423,656
                                                 ============  ===========

                          As of and for the Six Months Ended
                                       June 30, 2000

                                               As
                                           Previously       As
Statement of Operations                     Reported     Restated
                                          ------------  -----------
Income

Lease revenue                             $    35,361   $   35,361
Interest income                                42,856       42,856
Interest income - loan receivable                   -       75,035
Gain on sale of equipment                       7,300        7,300
                                          ------------  -----------
  Total income                                 85,517      160,552
                                          ------------  -----------

Expenses

Equipment management fees - affiliate           1,768        1,768
Operating expenses - affiliate                 64,076       64,076
Partnership's share of unconsolidated
  real estate venture's loss                   10,577            -
                                          ------------  -----------
  Total expenses                               76,421       65,844
                                          ------------  -----------

Net income                                $     9,096   $   94,708
                                          ============  ===========
Net income per limited partnership unit   $      0.03   $     0.31
                                          ============  ===========



Balance Sheet Data:

Total assets                              $ 2,511,275   $2,596,887
                                          ============  ===========
Total liabilities                         $   173,231   $  173,231
Partners' capital (deficit)
   General Partner                           (199,982)    (195,701)
   Limited Partnership Interests            2,538,026    2,619,357
                                          ------------  -----------
Total partners' capital                   $ 2,338,044   $2,423,656
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
     Item 1. Financial Statements (Restated):

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

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                             June 30,      December 31,
 .                                                              2001            2000
 .                                                            Restated        Restated
ASSETS                                                     (See Note 1)    (See Note 1)
                                                           -------------  --------------

Cash and cash equivalents                                  $    660,510   $     791,204
Accounts receivable - affiliate                                   3,459           5,069
Prepaid expenses                                                  3,155               -
Interest receivable - loan, net of allowance of $267,795
  at June 30, 2001                                                    -         202,209
Loan receivable, net of allowance of $144,375
  at June 30, 2001                                            1,505,625       1,650,000
Equipment at cost, net of accumulated depreciation
   of $276,019 and $342,411 at June 30, 2001
  and December 31, 2000, respectively                                 -               -
                                                           -------------  --------------

      Total assets                                         $  2,172,749   $   2,648,482
                                                           =============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                        $    180,685   $     188,216
Accrued liabilities - affiliate                                  28,353          13,606
                                                           -------------  --------------
     Total liabilities                                          209,038         201,822
                                                           -------------  --------------

Partners' capital (deficit):
   General Partner                                             (218,699)       (194,552)
   Limited Partnership Interests
   (286,274 Units; initial purchase price of $25 each)        2,182,410       2,641,212
                                                           -------------  --------------
     Total partners' capital                                  1,963,711       2,446,660
                                                           -------------  --------------

     Total liabilities and partners' capital               $  2,172,749   $   2,648,482
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

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)


 .                                                    For the three months ended  For the nine months ended
 .                                                          September 30,              September 30,


 .                                                          2001           2000          2001           2000
 .                                                       Restated       Restated      Restated       Restated
INCOME                                                 (See Note 1)   (See Note 1)  (See Note 1)   (See Note 1)

Lease revenue                                         $      9,668   $     18,582  $     27,706   $     35,361
Interest income                                              7,670         13,185        15,522         42,856
Interest income - loan                                           -         59,635        65,586         75,035
Gain on sale of equipment                                    4,500          1,500         9,500          7,300
                                                      -------------  ------------  -------------  ------------
  Total income                                              21,838         92,902       118,314        160,552
                                                      -------------  ------------  -------------  ------------

EXPENSES

Equipment management fees - affiliate                          483            929         1,385          1,768
Operating expenses - affiliate                             112,805         33,898       187,708         64,076
Write-down of impaired loan and interest receivable        412,170              -       412,170              -
                                                      -------------  ------------  -------------  ------------
  Total expenses                                           525,458         34,827       601,263         65,844
                                                      -------------  ------------  -------------  ------------

Net income (loss)                                     $   (503,620)  $     58,075  $   (482,949)  $     94,708
                                                      =============  ============  =============  ============



Net income (loss) per limited partnership unit        $      (1.67)  $       0.19  $      (1.60)  $       0.31
                                                      =============  ============  =============  ============
Cash distributions declared
   per limited partnership unit                       $         --   $         --  $         --   $         --
                                                      =============  ============  =============  ============
















   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

 .                                                                 2001           2000
 .                                                         Restated       Restated
 .                                                          (See Note 1)   (See Note 1)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income (loss)                                         $   (482,949)  $     94,708
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Gain on sale of equipment                                     (9,500)        (7,300)
  Write-down of impaired loan and interest receivable          412,170              -
Changes in assets and liabilities:
  Rents receivable                                                   -         14,630
  Accounts receivable - affiliate                                1,610           (801)
  Prepaid expenses                                              (3,155)             -
  Accrued liabilities                                           (7,531)       (37,117)
  Interest receivable - loan                                   (65,586)       (75,035)
  Accrued liabilities - affiliate                               14,747            815
  Other liabilities                                                  -        (25,000)
                                                          -------------  -------------
    Net cash used in operating activities                     (140,194)       (35,100)
                                                          -------------  -------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Proceeds from equipment sales                                    9,500          7,300
Issuance of loan receivable                                          -     (1,650,000)
                                                          -------------  -------------
    Net cash provided by (used in) investing activities          9,500     (1,642,700)
                                                          -------------  -------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Distributions paid                                                   -        (56,502)
                                                          -------------  -------------
    Net cash used in financing activities                            -        (56,502)
                                                          -------------  -------------

Net decrease in cash and cash equivalents                     (130,694)    (1,734,302)
Cash and cash equivalents at beginning of period               791,204      2,593,713
                                                          -------------  -------------
Cash and cash equivalents at end of period                $    660,510   $    859,411
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

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                   (UNAUDITED)



NOTE  1  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS
--------------------------------------------------

After American Income Fund I-A, a Massachusetts Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $1,650,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $37,988 and $71,851, and $8,964 and $10,577, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $37,988 and $71,851, respectively, previously recorded during the three and six months ended June 30, 2001 and $8,964 and $10,577, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $65,586 during the six months ended June 30, 2001 and $59,635 and $75,035, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $144,375, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $267,795 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $374,182 and $274,733, respectively, or $1.24 and $0.91, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $68,599 and $85,612, respectively, or $0.23 and $0.28, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.


NOTE  2  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements, as restated, presented herein are prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under accounting principles generally accepted in the United States for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the Partnership's 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report on Amendment No. 2 Form 10-K/A.

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

NOTE  3  -  CASH
----------------

At June 30, 2001, the Partnership had $561,311 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

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

The discussion of the loan to Echelon Residential Holdings in Note 6 above is incorporated herein by reference.

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

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $37,988 and $71,851, respectively, previously recorded during the three and six months ended June 30, 2001 and $8,964 and $10,577, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $65,586 during the six months ended June 30, 2001 and $59,635 and $75,035, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $144,375, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $267,795 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $374,182 and $274,733, respectively, or $1.24 and $0.91, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $68,599 and $85,612, respectively, or $0.23 and $0.28, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.


Three  and  six  months ended June 30, 2001 compared to the three and six months
--------------------------------------------------------------------------------
ended  June  30,  2000
----------------------

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

Interest income for the three and six month periods ended June 30, 2001 was $7,670 and $81,108, respectively, compared to $72,820 and $117,891, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest on the loan receivable from Echelon Residential Holdings. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $37,988 and $71,851, respectively, previously recorded during the three and six months ended June 30, 2001 and $8,964 and $10,577, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $65,586 during the six months ended June 30, 2001 and $59,635 and $75,035, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $144,375, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $267,795 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $374,182 and $274,733, respectively, or $1.24 and $0.91, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $68,599 and $85,612, respectively, or $0.23 and $0.28, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

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

Operating expenses were $112,805 and $187,708, respectively, for the three and six months ended June 30, 2001 compared to $33,898 and $64,076, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $59,000 related to the Class Action Lawsuit discussed in
Note 8 to the financial statements herein and approximately $17,000 related to other ongoing legal matters. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

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

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $144,375, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $267,795 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

The outcome of the Class Action Lawsuit described in Note 8 to the accompanying financial statements, will be the principal factor in determining the future of the Partnership's operations. Commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.


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

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                           PART II.  OTHER INFORMATION







  Item 1.     Legal Proceedings
  .           Response:

  .           Refer to Note 8 to the financial statements herein.

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



          AMERICAN INCOME FUND I-A, a Massachusetts Limited Partnership


By:         AFG  Leasing  VI  Incorporated,  a  Massachusetts
              corporation  and  the  General  Partner  of
              the  Registrant.


By:        ls/  Michael  J.  Butterfield
           -----------------------------
             Michael  J.  Butterfield
             Treasurer  of  AFG  Leasing  VI  Incorporated
             (Duly  Authorized  Officer  and
             Principal  Financial  and  Accounting  Officer)


Date:     November  13,  2001
          -------------------