Form 10-K
period 2001-12-31
AMERICAN INCOME FUND I-A LTD PARTNERSHIP
filed 2002-04-01
CIK 868677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10- K

                                   (Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the fiscal year ended     DECEMBER 31, 2001
                                               -----------------

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

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                  Page

PART I
Item 1.   Business                                                                                3

Item 2.   Properties                                                                              5

Item 3.   Legal Proceedings                                                                       5

Item 4.   Submission of Matters to a Vote of Security Holders                                     9


PART II

Item 5.   Market for the Partnership's Securities and Related Security Holder Matters            10

Item 6.   Selected Financial Data                                                                11

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  12

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks                            16

Item 8.   Financial Statements and Supplementary Data                                            17

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   36


PART III

Item 10.  Directors and Executive Officers of the Partnership                                    37

Item 11.  Executive Compensation                                                                 38

Item 12.  Security Ownership of Certain Beneficial Owners and Management                         39

Item 13.  Certain Relationships and Related Transactions                                         39


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                        41

PART  I

Item  1.  Business.
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

The Partnership has no employees; however, it is managed pursuant to a Management Agreement with EFG or one of its affiliates. The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Manager is compensated for such services as provided for in the Restated Agreement.

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

Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 2001, 2000 and 1999 is incorporated herein by reference to Note 2 to the financial statements included in Item 8 herein. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

In connection with a preliminary settlement agreement for a Class Action Lawsuit, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $1,650,000 to a newly formed real estate company, Echelon Residential Holdings LLC ("Echelon Residential Holdings") to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary
("Echelon Residential LLC"), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential LLC is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans. The loan made by the Partnership to Echelon Residential Holdings is, and will continue to be, subject to various risks, including the risk of default by Echelon Residential Holdings, which could require the Partnership to foreclose under the pledge agreement on its interests in Echelon Residential LLC. The ability of Echelon Residential Holdings to make loan payments and the amount the Partnership may realize after a default would be dependent upon the risks generally associated with the real estate lending business including, without limitation, the existence of senior financing or other liens on the properties, general or local economic conditions, property values, the sale of properties, interest rates, real estate taxes, other operating expenses, the supply and demand for properties involved, zoning and environmental laws and regulations, rent control laws and other governmental rules. A default by Echelon Residential Holdings could have a material adverse effect on the future cash flow and operating results of the Partnership.

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $144,375, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $267,795 recorded on the loan receivable from inception through March 31, 2001 and ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $412,170 is recorded as write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the year ended December 31, 2001.

The write-down of the loan receivable from Echelon Residential Holdings and the related accrued interest was precipitated principally by a slowing U.S. economy and its effects on the real estate development industry. The economic outlook for the properties that existed when the loan was funded has deteriorated and inhibited the ability of Echelon Residential Holdings' management to secure low-cost sources of development capital, including but not limited to joint-venture or equity partners. In response to these developments and lower risk tolerances in the credit markets, the management of Echelon Residential Holdings decided in the second quarter of 2001 to concentrate its prospective development activities within the southeastern United States and, therefore, to dispose of development sites located elsewhere. In May 2001, Echelon Residential Holdings closed its Texas-based development office; and since the beginning of 2001, the company has sold five of nine properties (two in July 2001, one in October 2001, one in November 2001 and one in February 2002). As a result of these developments, the General Partner does not believe that Echelon Residential Holdings will realize the profit levels originally believed to be achievable from either selling these properties as a group or developing all of them as multi-family residential communities.

The Restated Agreement, as amended, prohibits the Partnership from making loans to the General Partner or its affiliates. Since the acquisition of several parcels of real estate from the owner had to occur prior to the admission of certain independent third parties as equity owners, Echelon Residential Holdings and its wholly owned subsidiary, Echelon Residential LLC, were formed in anticipation of their admission. The General Partner agreed to an officer of the Manager serving as the initial equity holder of Echelon Residential Holdings and as an unpaid manager of Echelon Residential Holdings. The officer made a $185,465 equity investment in Echelon Residential Holdings. His return on his equity investment is restricted to the same rate of return as the partnerships realize on their loans. There is a risk that the court may object to the General Partner's action in structuring the loan in this way since the officer may be deemed an affiliate and the loans in violation of the prohibition against loans to affiliates in the Partnership Agreement and the court's statement in its order permitting New Investments that all other provisions of the Partnership Agreements governing the investment objectives and policies of the Partnership shall remain in full force and effect. The court may require the partnerships to restructure or divest the loan.

The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership unintentionally may have engaged, or may in the future, engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the
Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The General Partner has determined to take action to resolve the Partnership's status under the 1940 Act by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.


(d) Financial Information About Foreign and Domestic Operations and Export Sales

Not  applicable.

Item  2.  Properties.
---------------------

None.

Item  3.  Legal  Proceedings.
-----------------------------

Action  involving  Rosenblum,  et  al.
--------------------------------------

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

On August 20, 1998, the court preliminarily approved a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit was intended to be achieved and which, among other things, was at the time expected to reduce the burdens and expenses attendant to continuing litigation. Subsequently an Amended Stipulation of Settlement was approved by the court. The Amended Stipulation, among other things, divided the Class Action Lawsuit into two separate sub-classes that could be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships remained pending due, in part, to the complexity of the proposed settlement pertaining to this class. On March 6, 2000, the court preliminarily approved a Second Amended Stipulation that modified certain of the settlement terms applying to the settlement of the Partnership sub-class contained in the Amended Stipulation. The settlement of the Partnership sub-class was premised on the consolidation of the Partnerships' net assets (the "Consolidation"), subject to certain conditions, into a single successor company ("Newco"). The potential benefits and risks of the Consolidation were to be presented in a Solicitation Statement that would be mailed to all of the partners of the Exchange Partnerships as soon as the associated regulatory review process was completed and at least 60 days prior to the fairness hearing. A preliminary Solicitation Statement was filed with the Securities and Exchange Commission on August 24, 1998.

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

While the Court's August 20, 1998 Order enjoined certain class members, including all of the partners of the Partnership, from transferring, selling, assigning, giving, pledging, hypothecating, or otherwise disposing of any Units pending the Court's final determination of whether the settlement should be approved, the March 22, 1999 Order permitted the partners to transfer Units to family members or as a result of the divorce, disability or death of the partner. No other transfers are permitted pending the Court's final determination of whether the settlement should be approved. The provision of the August 20, 1998 Order which enjoined the General Partners of the Partnerships from, among other things, recording any transfers not in accordance with the Court's order remains effective.

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

On May 11, 2001, the general partners of the Partnerships that are nominal defendants in the Class Action Lawsuit received a letter dated May 10, 2001 from the Associate Director and Chief Counsel of the Division of Investment
Management of the SEC informing the general partners that the staff of the Division believes that American Income Partners V-A Limited Partnership, American Income Partners V-B Limited Partnership, AmericanIncome Partners V-C Limited Partnership, American Income Partners V-D Limited Partnership, American Income Fund I-A, American Income Fund I-B, American Income Fund I-E and AIRFUND II International Limited Partnership (the "Designated Partnerships") are investment companies as defined in Section 3(a)(1)(C) of the 1940 Act. The SEC staff noted that Section 7 of the 1940 Act makes it unlawful for an unregistered investment company, among other things, to offer, sell, purchase, or acquire any security or engage in any business in interstate commerce. Accordingly, Section 7 would prohibit any partnership that is an unregistered investment company from engaging in any business in interstate commerce, except transactions that are merely incidental to its dissolution. The SEC staff asked that the general partners advise them within the next 30 days as to what steps the Designated Partnerships will take to address their status under the 1940 Act. The SEC staff asserted that the notes evidencing the loans to Echelon Residential Holdings are investment securities and the ownership of the notes by said partnerships cause them to be investment companies and that, in the case of American Income Partners V-A Limited Partnership and V-B Limited Partnership, they may have become investment companies when they received the securities of Semele Group Inc. ("Semele") as part of the compensation for the sale of a vessel to Semele in 1997. The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advice, do not believe that the Designated Partnerships are investment companies.

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

Plaintiffs' Counsel also submitted a Plaintiffs' Status Report to the court on May 15, 2001 in which they reported that the SEC review has not been concluded and that they notified the Defendants that they would not agree to continue to stay the further prosecution of the litigation in favor of the settlement and that they intend to seek court approval to immediately resume active prosecution of the claims of the Plaintiffs. Plaintiffs' Counsel stated in the Report that the "[p]laintiffs continue to believe that the settlement is in the best interests of the Operating Partnership Sub-class. However, since the SEC has yet to complete its review of the proxy, the Plaintiffs do not believe that the litigation should continue to be stayed so that the SEC may continue its regulatory review for an indefinite period of time." Subsequently, after a status conference on May 31, 2001, the court issued an order on June 4, 2001 setting a trial date of March 4, 2002, referring the case to mediation and referring discovery to a magistrate judge. The Defendant's and Plaintiff's Counsel continued to negotiate toward a settlement and have reached agreement on a Revised Stipulation of Settlement (the "Revised Settlement") that does not involve a Consolidation. As part of the Revised Settlement, EFG has agreed to buy the loans made by the Exchange Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date. The Revised Settlement also provides for the liquidation of the Exchange Partnerships' assets, a cash distribution and the dissolution of the Partnerships including the liquidation and dissolution of this Partnership. The court held a hearing on March 1, 2002 to consider the Revised Settlement. After the hearing, the court issued an order preliminarily approving the Revised Settlement and providing for the mailing of notice to the Operating Partnership Sub-Class of a hearing on June 7, 2002 to determine whether the settlement on the terms and conditions set forth in the Revised Settlement is fair, reasonable and adequate and should be finally approved by the court and a final judgment entered in the matter.

There can be no assurance that the Revised Settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome. Assuming the proposed settlement were effected according to its terms, the Partnership's share of legal fees and expenses related to the Class Action Lawsuit and the Consolidation was estimated to be approximately $449,000, of which approximately $269,000 was expensed by the Partnership in 1998 and additional amounts of $89,000, $41,000, and $50,000 were expensed by the Partnership in 2001, 2000, and 1999, respectively.

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

The Plaintiffs sought damages for, among other things, breach of contract arising out of Transmeridian's refusal to repair or replace burned engine blades found in one engine during a pre-return inspection of an aircraft leased by Transmeridian from the Plaintiffs. The estimated cost to repair the engine and lease a substitute engine during the repair period was approximately $488,000. Repairs were completed in June 1999. Plaintiffs were required to advance the cost of repairing the engine and leasing a substitute engine and could not be certain whether the guaranties will be enforced. Therefore, the Partnership expensed its share of these costs of approximately $13,000 and $43,000 in 1999 and 1998, respectively.

The Plaintiffs also sought damages for the costs incurred with respect to the damages to an aircraft involved in an on-ground accident in October 1998. The cost to repair the aircraft was estimated to be at least $350,000. In addition, the Plaintiff was required to lease two substitute engines at a cost of $82,000 per month. During the year ended December 31, 1999, the Plaintiff incurred total engine lease costs of $984,000. This was partially offset by lease rents paid by Transmeridian of $560,000 during the same period. As of September 11, 1999, Transmeridian ceased paying rent on this aircraft. The Plaintiffs also sought to recover insurance coverage for this loss and to enforce written guaranties issued by Apple Vacations that guaranteed Transmeridian's performance under the lease agreement and recovery of all costs, lost revenue and monetary damages in connection with these claims.

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

As of March 13, 2002, the parties settled all claims involved in this lawsuit and in a related lawsuit involving affiliated entities but not the Partnership pending in the United States District Court for the Southern District of Texas (Houston Division) (the "Texas Action"). The material terms of settlement provide: (i) in exchange for payment of $2,100,000 from Apple to the Plaintiffs all claims arising from or related to the lawsuit and the Texas Action are dismissed with prejudice; (ii) the Plaintiffs shall have Allowed Claims against the bankruptcy estate of Transmeridian in the aggregate amount of $2,700,000;
(iii) the Plaintiff will be paid $400,000 from the insurance proceeds relating to the aircraft loss; and (iv) each of the parties will receive mutual releases of all claims and counterclaims.

The Partnership has received and recorded $62,000 in the first quarter of 2002, as its share of the $2,100,000 payment. The Partnership has not yet received or recorded its share of the $400,000 from the insurance proceeds. Additionally, the Partnership recognized $95,584 as income in the fourth quarter of 2001 that had been held in escrow pending the resolution of the litigation.

Action  involving  Northwest  Airlines,  Inc.
---------------------------------------------

On September 22, 1995, Investors Asset Holding Corp. and First Security Bank, N.A., trustees of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in United States District Court for the District of Massachusetts against a lessee of the Partnership, Northwest Airlines, Inc. ("Northwest"). The Complaint alleges that Northwest did not fulfill its maintenance and return obligations under its Lease Agreements with the Plaintiffs and seeks declaratory judgment concerning Northwest's obligations and monetary damages. Northwest filed an Answer to the Plaintiffs' Complaint and a motion to transfer the venue of this proceeding to Minnesota. The Court denied Northwest's motion. On June 29, 1998, a United States Magistrate Judge recommended entry of partial summary judgment in favor of the Plaintiffs. Northwest appealed this decision. On April 15, 1999, the United States District Court Judge adopted the Magistrate Judge's recommendation and entered partial summary judgment in favor of the Plaintiffs on their claims for declaratory judgment. In February 2001 the District Court also denied summary judgment on certain of the Plaintiffs' other claims, including their tort claims for conversion.

This matter was tried during August 2001. Subsequent to the evidentiary hearings, the parties submitted proposed findings. Final argument was held on October 29, 2001. The court has the matter under advisement.


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

At  December  31,  2001,  there  were  365  record  holders  in the Partnership.

     (c)  Dividend  History  and  Restrictions

Historically, the amount of cash distributions to be paid to the Partners had been determined on a quarterly basis. Each quarter's distribution may have varied in amount and was made 95% to the Limited Partners and 5% to the General Partner. Generally, cash distributions have been paid within 15 days after the completion of each calendar quarter.

The Partnership is a Nominal Defendant in a Class Action Lawsuit. Commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.

In any given year, it is possible that Limited Partners will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Limited Partners adequate to cover any tax obligation.

There  were  no  distributions  declared  in  either  2001  or  2000.

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

For  each  of  the  five  years  in  the  period  ended  December  31,  2001:



Summary of Operations             2001         2000        1999        1998         1997
-----------------------------  -----------  ----------  ----------  -----------  ----------
Lease revenue
                               $   52,231   $   57,922  $  134,514  $  415,447   $  515,362
Total income. . . . . . . . .  $  249,531   $  338,870  $1,065,215  $  574,643   $  635,778

Interest income
                               $   92,216   $  272,148  $  141,591  $   94,196   $   82,978
Net income (loss) . . . . . .  $ (514,601)  $  117,712  $  773,675  $  (52,700)  $  136,727

Per Unit:
 Net income (loss). . . . . .  $    (1.71)  $     0.39  $     2.57  $    (0.17)  $     0.45

 Cash distributions declared.  $       --   $       --  $     0.75  $     0.75   $     0.94


Financial Position
-----------------------------

Total assets
                               $2,131,297   $2,648,482  $2,619,983  $2,511,172   $2,144,122
Total long-term obligations
                               $       --   $       --  $       --  $       --   $       --
Partners' capital . . . . . .  $1,932,059   $2,446,660  $2,328,948  $1,781,279   $2,059,985





Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

                Year ended December 31, 2001 compared to the year
          ended December 31, 2000 and the year ended December 31, 2000 compared to the year ended December 31, 1999


Certain statements in this Form 10-K of the Partnership that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit, the remarketing of the Partnership's equipment, and the performance of the Partnership's non-equipment assets.

Overview
--------

The Partnership was organized in 1990 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. Pursuant to the Restated Agreement, as amended, the Partnership was scheduled to be dissolved by December 31, 2001. However, the General Partner does not expect that the Partnership will be dissolved until such time that the Class Action Lawsuit is settled or adjudicated.

The 1940 Act places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership unintentionally may have engaged, or may in the future, engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the SEC regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The General Partner has determined to take action to resolve the Partnership's status under the 1940 Act by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

Critical  Accounting  Policies  and  Estimates
----------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the General Partner to make estimates and assumptions that affect the amounts reported in the financial statements. On a regular basis, the General Partner reviews these estimates and assumptions including those related to revenue recognition, asset lives and depreciation, allowance for doubtful accounts, allowance for loan loss, impairment of long-lived assets and contingencies. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable.

The General Partner believes the following critical accounting policies, among others, are subject to significant judgments and estimates used in the preparation of these financial statements:

Revenue  Recognition:  Rents are payable to the Partnership monthly or quarterly
---------------------
and no significant amounts are calculated on factors other than the passage of time. The majority of the Partnership's leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred.

Asset lives and depreciation method: The Partnership's primary business involves
------------------------------------
the purchase and subsequent lease of long-lived equipment. The Partnership's depreciation policy is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Allowance  for  loan  losses:  The  Partnership  periodically  evaluates  the
-----------------------------
collectibility  of  its  loan's  contractual  principal  and  interest  and  the
---------
existence  of  loan  impairment  indicators,  including contemporaneous economic
--------
conditions,  situations  which  could affect the borrower's ability to repay its
----
obligation, the estimated value of the underlying collateral, and other relevant
--
factors. Real estate values are discounted using a present value methodology over the period between the financial reporting date and the estimated disposition date of each property. A loan is considered to be impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement, which includes both principal and interest. A provision for loan losses is charged to earnings based on the judgment of the General Partner of the amount necessary to maintain the allowance for loan losses at a level adequate to absorb probable losses.

Impairment  of  long-lived  assets:  On  a  regular  basis,  the General Partner
-----------------------------------
reviews  the  net  carrying  value  of  equipment to determine whether it can be
------
recovered  from  undiscounted  future cash flows.  Adjustments to reduce the net
-----
carrying  value of equipment are recorded in those instances where estimated net
--
realizable value is considered to be less than net carrying value and are reflected separately on the accompanying Statement of Operations as write-down of equipment. Inherent in the Partnership's estimate of net realizable values are assumptions regarding estimated future cash flows. If these assumptions or estimates change in the future, the Partnership could be required to record impairment charges for these assets.

Contingencies  and  litigation:  The Partnership is subject to legal proceedings
-------------------------------
involving ordinary and routine claims related to its business. In addition, the Partnership is also involved in a class action lawsuit. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Partnership may be required to adjust amounts recorded in its financial statements.


Results  of  Operations
-----------------------

For the year ended December 31, 2001, the Partnership recognized lease revenue of $52,231 compared to $57,922 and $134,514 for the years ended December 31, 2000 and 1999, respectively. The decrease in lease revenue from 1999 to 2001 resulted from lease term expirations and equipment sales. In the future, lease revenue will continue to decline due to lease term expirations and equipment sales.

Prior to the quarter ended June 30, 1999, the Partnership's equipment portfolio included certain assets in which the Partnership held a proportionate ownership interest. In such cases, the remaining interests were owned by an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enabled the Partnership to further diversify its equipment portfolio at inception by participating in the ownership of selected assets, thereby reducing the general levels of risk which could have resulted from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually reported, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

Interest income for the year ended December 31, 2001 was $92,216 compared to $272,148 and $141,591 for the years ended December 31, 2000 and 1999, respectively. Interest income is generated principally from temporary investment of rental receipts and equipment sale proceeds in short-term investments and interest earned on the loan receivable from Echelon Residential Holdings. The amount of future interest income from the short-term instruments is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

Interest income included $65,586 and $202,209 for the years ended December 31, 2001 and 2000, respectively, earned on the loan receivable from Echelon Residential Holdings. During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $144,375, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $267,795 recorded on the loan receivable from inception through March 31, 2001 and ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $412,170 is recorded as write-down of impaired loan and interest receivable in the year ended December 31, 2001.

In the fourth quarter of 2001, a court judgment was entered in favor of the Partnership and certain affiliates related to the Transmeridian litigation. As a result, the Partnership recognized $95,584 as other income that was previously held in escrow. In addition, the Partnership received settlement proceeds of approximately $62,000 from the defendants in March 2002, which will be recognized as other income in the first quarter of 2002.

During the year ended December 31, 2001, the Partnership sold fully depreciated equipment to existing lessees and third parties which resulted in a net gain, for financial reporting purposes, of $9,500 compared to a net gain on fully depreciated equipment in the year ended December 31, 2000 of $8,800. During the year ended December 31, 1999, the Partnership sold equipment having a net book value of $68,040 to existing lessees and third parties resulting in a net gain, for financial statement purposes, of $789,110. This gain includes $720,760 related to the sale of the Partnership's interests in two aircraft.

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

Depreciation expense was $23,214 for the year ended December 31, 1999. The Partnership's equipment was fully depreciated during 1999.

Management fees were $2,612, $2,896 and $6,544 for the years ended December 31, 2001, 2000 and 1999, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

The increase in operating expenses from 2000 to 2001 is primarily due to an increase in administrative and professional service costs. were $349,350,
$218,262  and  $261,782  for  the  years ended December 31, 2001, 2000 and 1999, respectively. During the years ended December 31, 2001, 2000 and 1999, operating expenses included approximately $89,000, $41,000 and $50,000, respectively, related to the Class Action Lawsuit. Other operating expenses consist principally of professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Partnership by its nature is a limited life entity. The Partnership's principal operating activities have resulted from asset rental transactions. Generally, the Partnership's principal sources of cash from operations are provided by the collection of periodic rents and the receipt of interest income. These cash inflows are used to pay management fees and operating costs. Operating activities generated net cash outflows of $182,610, $104,807 and $6,754 in 2001, 2000 and 1999, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership remarkets its equipment. The amount of future cash from interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors. The loan to Echelon Residential Holdings and accrued interest thereon is due in full at maturity on September 8, 2002 (see discussion below).

Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the year ended December 31, 2001, the Partnership realized $9,500 in equipment sale proceeds compared to $8,800 and $857,150 in 2000 and 1999, respectively. Sale proceeds in 1999 included $788,800 related to the Partnership's interests in two Boeing 727-251 ADV aircraft. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

At December 31, 2001, no future minimum lease payments were due from contractual lease agreements, however, the majority of the Partnership's equipment is being leased on a month-to-month basis. The Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third-party.

In connection with a preliminary settlement agreement for a Class Action Lawsuit, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $1,650,000 to a newly formed real estate company, Echelon Residential Holdings, to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential LLC is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity.

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

The write-down of the loan receivable from Echelon Residential Holdings and the related accrued interest discussed above was precipitated principally by a slowing U.S. economy and its effects on the real estate development industry.
The economic outlook for the properties that existed when the loan was funded has deteriorated and inhibited the ability of Echelon Residential Holdings' management to secure low-cost sources of development capital, including but not limited to joint-venture or equity partners. In response to these developments and lower risk tolerances in the credit markets, the management of Echelon Residential Holdings decided in the second quarter of 2001 to concentrate its prospective development activities within the southeastern United States and, therefore, to dispose of development sites located elsewhere. In May 2001, Echelon Residential Holdings closed its Texas-based development office; and since the beginning of 2001, the company has sold five of nine properties (two in July 2001, one in October 2001, one in November 2001 and one in February
2002). As a result of these developments, the General Partner does not believe that Echelon Residential Holdings will realize the profit levels originally believed to be achievable from either selling these properties as a group or developing all of them as multi-family residential communities.

The Restated Agreement, as amended, prohibits the Partnership from making loans to the General Partner or its affiliates. Since the acquisition of several parcels of real estate from the owner had to occur prior to the admission of certain independent third parties as equity owners, Echelon Residential Holdings and its wholly owned subsidiary, Echelon Residential LLC, were formed in anticipation of their admission. The General Partner agreed to an officer of the Manager serving as the initial equity holder of Echelon Residential Holdings and as an unpaid manager of Echelon Residential Holdings. The officer made a $185,465 equity investment in Echelon Residential Holdings. His return on his equity investment is restricted to the same rate of return as the partnerships realize on their loans. There is a risk that the court may object to the General Partner's action in structuring the loan in this way since the officer may be deemed an affiliate and the loans in violation of the prohibition against loans to affiliates in the Partnership Agreement and the court's statement in its order permitting New Investments that all other provisions of the Partnership Agreements governing the investment objectives and policies of the Partnership shall remain in full force and effect. The court may require the partnerships to restructure or divest the loan.

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

Cash distributions to the General and Limited Partners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared during the years ended December 31, 2001 and 2000. In any given year, it is possible that Limited Partners will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Limited Partners adequate to cover any tax obligation.

Cash distributions when paid to the Limited Partners consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all rents from the Partnership's month-to-month leases, the generation of renewal and/or re-lease rents, the residual value realized for each asset at its disposal date and the performance of the Partnership's non-equipment assets.

The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes. For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items currently consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss. The principal component reflects the different treatment for book and tax purposes of the write-down of the loan receivable.

For financial reporting purposes, the General Partner has accumulated a capital deficit at December 31, 2001. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 2001, the General Partner had a positive tax capital account balance.

The outcome of the Class Action Lawsuit will be the principal factor in determining the future of the Partnership's operations. Commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.

Item  7A.  Quantitative  and  Qualitative  Disclosures  about  Market  Risks.
-----------------------------------------------------------------------------

The Partnership's financial statements include financial instruments that are exposed to interest rate risks.

The Partnership's loan to Echelon Residential Holdings matures on September 8, 2002, currently earns interest at a fixed annual rate of 14% and will earn a fixed annual rate of 18% for the last 6 months of the loan, with interest due at maturity. Investments earning a fixed rate of interest may have their fair market value adversely impacted due to a rise in interest rates. The effect of interest rate fluctuations on the Partnership in 2001 was not material. However, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $144,375, reflecting the General Partner's then assessment of the amount of loss likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $267,795 recorded on the loan receivable from inception through March 31, 2001 and ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

Item  8.  Financial  Statements  and  Supplementary  Data.
----------------------------------------------------------

Financial  Statements:

    Report of Independent Certified Public Accountants .  17

    Statement of Financial Position
    at December 31, 2001 and 2000. . . . . . . . . . . .  18

    Statement of Operations
    for the years ended December 31, 2001, 2000 and 1999  19

    Statement of Changes in Partners' Capital
    for the years ended December 31, 2001, 2000 and 1999  20

    Statement of Cash Flows
    for the years ended December 31, 2001, 2000 and 1999  21

    Notes to the Financial Statements. . . . . . . . . .  22

  ADDITIONAL FINANCIAL INFORMATION:

  Schedule of Excess (Deficiency) of Total Cash
  Generated to Cost of Equipment Disposed. . . . . . . .  33

  Statement of Cash and Distributable Cash
  From Operations, Sales and Refinancings. . . . . . . .  34

  Schedule of Costs Reimbursed to the General Partner
  and its Affiliates as Required by Section 9.4 of the
  Amended and Restated Agreement and Certificate
  of Limited Partnership . . . . . . . . . . . . . . . .  35


                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                  --------------------------------------------------


To the Partners of American Income Fund I-A, a Massachusetts Limited Partnership:


We have audited the accompanying balance sheets of American Income Fund I-A, a Massachusetts Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Income Fund I-A, a Massachusetts Limited Partnership at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Additional Financial Information identified in the Index at Item 8 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     /S/  ERNST  &  YOUNG  LLP

Tampa,  Florida
March  26,  2002

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                           DECEMBER 31, 2001 AND 2000




                                                              2001         2000
ASSETS

Cash and cash equivalents                                  $  618,094   $  791,204
Accounts receivable - affiliate                                 7,128        5,069
Prepaid expenses                                                  450            -
Interest receivable - loan, net of allowance of $267,795
  at December 31, 2001                                              -      202,209
Loan receivable, net of allowance of $144,375
  at December 31, 2001                                      1,505,625    1,650,000
Equipment at cost, net of accumulated depreciation
  of $276,019 and $342,411 at December 31, 2001
  and 2000, respectively                                            -            -
                                                           -----------  -----------

      Total assets                                         $2,131,297   $2,648,482
                                                           ===========  ===========


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                        $  197,096   $  188,216
Accrued liabilities - affiliate                                 2,142       13,606
                                                           -----------  -----------
     Total liabilities                                        199,238      201,822
                                                           -----------  -----------

Partners' capital (deficit):
   General Partner                                           (220,282)    (194,552)
   Limited Partnership Interests
   (286,274 Units; initial purchase price of $25 each)      2,152,341    2,641,212
                                                           -----------  -----------
     Total partners' capital                                1,932,059    2,446,660
                                                           -----------  -----------

     Total liabilities and partners' capital               $2,131,297   $2,648,482
                                                           ===========  ===========
















   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                         2001       2000       1999
INCOME

Lease revenue                                         $  52,231   $ 57,922  $  134,514
Interest income                                          26,630     69,939     141,591
Interest income - loan                                   65,586    202,209           -
Other income                                             95,584          -           -
Gain on sale of equipment                                 9,500      8,800     789,110
                                                      ----------  --------  ----------
  Total income                                          249,531    338,870   1,065,215
                                                      ----------  --------  ----------

EXPENSES

Depreciation                                                  -          -      23,214
Equipment management fees - affiliate                     2,612      2,896       6,544
Operating expenses - affiliate                          349,350    218,262     261,782
Write-down of impaired loan and interest receivable     412,170          -           -
                                                      ----------  --------  ----------
  Total expenses                                        764,132    221,158     291,540
                                                      ----------  --------  ----------

Net income (loss)                                     $(514,601)  $117,712  $  773,675
                                                      ==========  ========  ==========



Net income (loss) per limited partnership unit        $   (1.71)  $   0.39  $     2.57
                                                      ==========  ========  ==========
Cash distributions declared
   per limited partnership unit                       $       -   $      -  $     0.75
                                                      ==========  ========  ==========



















   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                 General
                                 Partner    Limited Partners
                                  Amount         Units          Amount        Total
                                ----------  ----------------  -----------  -----------
 Balance at December 31, 1998   $(227,821)           286,274  $2,009,100   $1,781,279

   Net income - 1999               38,684                  -     734,991      773,675

   Cash distributions declared    (11,300)                 -    (214,706)    (226,006)
                                ----------  ----------------  -----------  -----------

 Balance at December 31, 1999    (200,437)           286,274   2,529,385    2,328,948

   Net income - 2000                5,885                  -     111,827      117,712
                                ----------  ----------------  -----------  -----------

 Balance at December 31, 2000    (194,552)           286,274   2,641,212    2,446,660

   Net loss - 2001                (25,730)                 -    (488,871)    (514,601)
                                ----------  ----------------  -----------  -----------

 Balance at December 31, 2001   $(220,282)           286,274  $2,152,341   $1,932,059
                                ==========  ================  ===========  ===========






























   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                             2001         2000         1999
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income (loss)                                         $(514,601)  $   117,712   $  773,675
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation                                                    -             -       23,214
  Gain on sale of equipment                                  (9,500)       (8,800)    (789,110)
  Write-down of impaired loan and interest receivable       412,170             -            -
Changes in assets and liabilities:
  Rents receivable                                                -        17,000       11,778
  Accounts receivable - affiliate                            (2,059)        4,201      412,547
  Prepaid expenses                                             (450)            -            -
  Interest receivable - loan                                (65,586)     (202,209)           -
  Accrued liabilities                                         8,880       (15,852)     (69,816)
  Accrued liabilities - affiliate                           (11,464)        8,141         (667)
  Deferred rental income                                          -             -       (4,775)
  Other liabilities                                               -       (25,000)    (363,600)
                                                          ----------  ------------  -----------
    Net cash used in operating activities                  (182,610)     (104,807)      (6,754)
                                                          ----------  ------------  -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Proceeds from equipment sales                                 9,500         8,800      857,150
Loan receivable                                                   -    (1,650,000)           -
                                                          ----------  ------------  -----------
    Net cash provided by (used in) investing activities       9,500    (1,641,200)     857,150
                                                          ----------  ------------  -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Distributions paid                                                -       (56,502)    (226,006)
                                                          ----------  ------------  -----------
    Net cash used in financing activities                         -       (56,502)    (226,006)
                                                          ----------  ------------  -----------

Net increase (decrease) in cash and cash equivalents       (173,110)   (1,802,509)     624,390
Cash and cash equivalents at beginning of year              791,204     2,593,713    1,969,323
                                                          ----------  ------------  -----------
Cash and cash equivalents at end of year                  $ 618,094   $   791,204   $2,593,713
                                                          ==========  ============  ===========









   The accompanying notes are an integral part of these financial statements.

                                     ======

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


NOTE  1  -  ORGANIZATION  AND  PARTNERSHIP  MATTERS
---------------------------------------------------

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

Under the terms of a Management Agreement between the Partnership and EFG, management services are provided by EFG to the Partnership at fees based upon acquisitions of equipment and revenues from leases.

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


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Cash  and  Cash  Equivalents
----------------------------

The Partnership classifies as cash and cash equivalent amounts on deposits in banks and liquid investment instruments purchased with an original maturity of three months or less.

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

Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and EFG would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. The Partnership has no future rents due under noncancellable lease agreements.

Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 2001, 2000 and 1999 is as follows:

                                            2001     2000     1999
                                         -------  -------  -------

General Motors Corporation. . . . . . .  $29,384  $26,935  $30,318
Ford Motor Company. . . . . . . . . . .  $14,460  $18,930  $29,070
Rexam Beverage Can Company (formerly
    American National Can Company). . .  $    --  $ 6,049  $19,895
Bergen Brunswig Medical Inc. (formerly
 Durr Medical). . . . . . . . . . . . .  $    --  $    --  $27,051


Use  of  Estimates
------------------

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Depreciation
------------

The Partnership's depreciation policy is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which term generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between
(i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

The ultimate realization of residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time.

Impairment  of  Long-Lived  Assets
----------------------------------
The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the recorded value may not be recoverable. If this review results in an impairment, as determined based on the estimated undiscounted cash flow, the carrying value of the related long-lived asset is adjusted to fair value.
Remarketing  and  Maintenance  Expenses
---------------------------------------

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

Accrued  Liabilities  -  Affiliate
----------------------------------

Unpaid operating expenses paid by EFG on behalf of the Partnership and accrued but unpaid administrative charges and management fees are reported as Accrued Liabilities - Affiliate.

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

The Partnership is a Nominal Defendant in a Class Action Lawsuit. The Defendant's and Plaintiff's Counsel have negotiated a Revised Settlement. As part of the Revised Settlement, EFG has agreed to buy the loans made by the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date. The Revised Settlement also provides for the liquidation of the Exchange Partnerships' assets, a cash distribution and the dissolution of the Partnerships including the liquidation and dissolution of this Partnership. The court held a hearing on March 1, 2002 to consider the Revised Settlement. After the hearing, the court issued an order preliminarily approving the Revised Settlement and providing for the mailing of notice to the Operating Partnership Sub-Class of a hearing on June 7, 2002 to determine whether the settlement on the terms and conditions set forth in the Revised Settlement is fair, reasonable and adequate and should be finally approved by the court and a final judgment entered in the matter. The Partnership's estimated exposure for costs anticipated to be incurred in pursuing the settlement proposal is approximately $449,000 consisting principally of legal fees and other professional service costs. These costs are expected to be incurred regardless of whether the proposed settlement ultimately is effected. The Partnership expensed approximately $269,000 of these costs in 1998 following the Court's approval of the initial settlement plan. The cost estimate is subject to change and is monitored by the General Partner based upon the progress of the litigation and other pertinent information. As a result, the Partnership expensed approximately $89,000, $41,000 and $50,000 for such costs during 2001, 2000 and 1999, respectively. See Note 7 for additional discussion.

The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership unintentionally may have engaged, or may in the future, engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the
Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The General Partner has determined to take action to resolve the Partnership's status under the 1940 Act by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

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

Net  Income  (Loss)  and  Cash  Distributions  Per  Unit
--------------------------------------------------------

Net income (loss) and cash distributions per Unit are based on 286,274 Units outstanding during each of the three years in the period ended December 31, 2001 and computed after allocation of the General Partner's 5% share of net income
(loss)  and  cash  distributions.

Provision  for  Income  Taxes
-----------------------------

No provision or benefit from income taxes is included in the accompanying financial statements. The Partners are responsible for reporting their proportionate shares of the Partnership's taxable income or loss and other tax attributes on their separate tax returns.

New  Accounting  Pronouncements
-------------------------------

Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Partnership believes the adoption of SFAS No. 141 has not had a material impact on its financial statements.

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was issued in July 2001 and is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 requires the Partnership to complete a transitional goodwill impairment test six months from the date of adoption. The Partnership believes the adoption of SFAS No. 142 will not have a material impact on its financial statements.

Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), was issued in October 2001 and replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Bulletin Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Partnership believes that the adoption of SFAS No. 144 will not have a material impact on its financial statements.


NOTE  3  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Partnership at December 31, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from December 31, 2001 under contracted lease terms. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis.


..                                              Remaining
..                                              Lease Term   Equipment
 Equipment Type                                   (Months)  at Cost      Location
---------------------------------------------  -----------  -----------  --------------

Materials handling                                       0  $  276,019   CA/DE/IL/KY/MI
   Accumulated depreciation        .                     -    (276,019)
                                                            -----------
   Equipment, net of accumulated depreciation            -  $       --
                                                            ===========


Generally, the costs associated with maintaining, insuring and operating the Partnership's equipment are incurred by the respective lessees pursuant to terms specified in their individual lease agreements with the Partnership.

As equipment is sold to third parties, or otherwise disposed of, the Partnership recognizes a gain or loss equal to the difference between the net book value of the equipment at the time of sale or disposition and the proceeds realized upon sale or disposition. The ultimate realization of estimated residual value in the equipment is dependent upon, among other things, EFG's ability to maximize proceeds from selling or re-leasing the equipment upon the expiration of the primary lease terms. The summary above includes fully depreciated equipment held for re-lease or sale with an original cost of approximately $68,000 at December 31, 2001. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.


NOTE  4  -  LOAN  RECEIVABLE
----------------------------
On March 8, 2000, the Exchange Partnerships collectively loaned $32 million to Echelon Residential Holdings LLC (''Echelon Residential Holdings''), a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of the general partner of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.
In the Class Action Lawsuit, there is a risk that the court may object to the General Partner's action in structuring the loan in this way since the EFG officer may be deemed an affiliate and the loans in violation of the prohibition against loans to affiliates in the Partnership Agreement and the court's statement in its order permitting New Investments that all other provisions of the Partnership Agreements governing the investment objectives and policies of the Partnership shall remain in full force and effect. The court may require the partnerships to restructure or divest the loan.
The Partnership's original loan was $1,650,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International
Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral. Echelon Residential Holdings has no material business interests other than those connected with the real estate properties owned by Echelon Residential LLC.
The summarized financial information for Echelon Residential Holdings as of December 31, 2001 and 2000, and for the year ended December 31, 2001 and the period March 8, 2000 (commencement of operations) through December 31, 2000 is as follows:

                                             2001           2000
                                         -------------  ------------
 Total assets  .. . . . . . . . . . . .  $ 85,380,902   $68,580,891
 Total liabilities  . . . . . . . . . .  $ 94,352,739   $70,183,162
 Minority interest  . . . . . . . . . .  $  1,570,223   $ 2,257,367
 Total deficit   .. . . . . . . . . . .  $(10,542,060)  $(3,859,638)

 Total revenues  .. . . . . . . . . . .  $ 14,564,771   $ 5,230,212
 Total expenses, minority interest
   and equity in loss of unconsolidated
   joint venture. . . . . . . . . . . .  $ 23,137,076   $11,936,238
 Net loss  .. . . . . . . . . . . . . .  $ (8,572,305)  $(6,706,026)



During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $144,375, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $267,795 recorded on the loan receivable from inception through March 31, 2001 and ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $412,170 is recorded as write-down of impaired loan and interest receivable in the year ended December 31, 2001.

The write-down of the loan receivable from Echelon Residential Holdings and the related accrued interest was precipitated principally by a slowing U.S. economy and its effects on the real estate development industry. The economic outlook for the properties that existed when the loan was funded has deteriorated and inhibited the ability of Echelon Residential Holdings' management to secure low-cost sources of development capital, including but not limited to joint-venture or equity partners. In response to these developments and lower risk tolerances in the credit markets, the management of Echelon Residential Holdings decided in the second quarter of 2001 to concentrate its prospective development activities within the southeastern United States and, therefore, to dispose of development sites located elsewhere. In May 2001, Echelon Residential Holdings closed its Texas-based development office; and since the beginning of 2001, the company has sold five of nine properties (two in July 2001, one in October 2001, one in November 2001 and one in February 2002). As a result of these developments, the General Partner does not believe that Echelon Residential Holdings will realize the profit levels originally believed to be achievable from either selling these properties as a group or developing all of them as multi-family residential communities.


NOTE  5  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 2001, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                     2001      2000      1999
                                 --------  --------  --------

Equipment management fees        $  2,612  $  2,896  $  6,544
Administrative charges. . . . .    36,956    77,806    83,864
Reimbursable operating expenses
 due to third parties
                                  312,394   140,456   177,918
                                 --------  --------  --------
 Total. . . . . . . . . . . . .  $351,962  $221,158  $268,326
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

All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At December 31, 2001, the Partnership was owed $7,128 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 2002.

An  affiliate  of  the General Partner owns Units in the Partnership as follows:

                                       Number of    Percent of Total
Affiliate                              Units Owned  Outstanding Units

Old North Capital Limited Partnership        4,000               1.40%
-------------------------------------  -----------  ------------------


Old North Capital Limited Partnership ("ONC") is a Massachusetts limited partnership formed in 1995. The general partner of ONC is controlled by Gary D. Engle and the limited partnership interests in ONC are owned by Semele Group Inc. ("Semele"). Gary D. Engle is Chairman and Chief Executive Officer of Semele and President, Chief Executive Officer, sole shareholder and Director of EFG's general partner.


NOTE  6  -  INCOME  TAXES
-------------------------

The Partnership is not a taxable entity for federal income tax purposes. Accordingly, no provision for income taxes has been recorded in the accounts of the Partnership.

For financial statement purposes, the Partnership allocates net income or loss to each class of partner according to their respective ownership percentages (95% to the Limited Partners and 5% to the General Partner). This convention differs from the income or loss allocation requirements for income tax and Dissolution Event purposes as delineated in the Restated Agreement, as amended. For income tax purposes, the Partnership allocates net income or net loss in accordance with the provisions of such agreement. The Restated Agreement, as amended, requires that upon dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 2001, the General Partner had a positive tax capital account balance.

The following is a reconciliation between net income (loss) reported for financial statement and federal income tax reporting purposes for the years ended December 31, 2001, 2000 and 1999:

                                                2001       2000       1999
                                           ----------  --------  ----------

Net income (loss)                          $(514,601)  $117,712  $ 773,675
 Write-down of loan receivable. . . . . .    144,375         --         --
 Financial statement depreciation less
          than tax depreciation                   --         --    (83,853)
 Deferred rental income . . . . . . . . .         --         --     (4,775)
 Other. . . . . . . . . . . . . . . . . .    (62,157)        --   (247,171)
                                           ----------  --------  ----------
Net income (loss) for federal income tax
 Reporting purposes . . . . . . . . . . .  $(432,383)  $117,712  $ 437,876
                                           ==========  ========  ==========


The principal component of "Other" consists of the difference between the tax and financial statement gain on equipment disposals.

The following is a reconciliation between partners' capital reported for financial statement and federal income tax reporting purposes for the years ended December 31, 2001 and 2000:


                                                                    2001        2000
                                                              ----------  ----------

Partners' capital. . . . . . . . . . . . . . . . . . . . . .  $1,932,059  $2,446,660
 Add back selling commissions and organization
   and offering costs. . . . . . . . . . . . . . . . . . . .     800,146     800,146
     Cumulative difference between federal income tax
      and financial statement income (loss). . . . . . . . .      82,218          --
                                                              ----------  ----------
Partners' capital for federal income tax reporting purposes.  $2,814,423  $3,246,806
                                                              ==========  ==========



Cumulative  difference between federal income tax and financial statement income
(loss)  represent  timing  differences.


NOTE  7  -  LEGAL  PROCEEDINGS
------------------------------

Action  involving  Rosenblum,  et  al.
--------------------------------------

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

On August 20, 1998, the court preliminarily approved a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit was intended to be achieved and which, among other things, was at the time expected to reduce the burdens and expenses attendant to continuing litigation. Subsequently an Amended Stipulation of Settlement was approved by the court. The Amended Stipulation, among other things, divided the Class Action Lawsuit into two separate sub-classes that could be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships remained pending due, in part, to the complexity of the proposed settlement pertaining to this class. The settlement of the Partnership sub-class was premised on the consolidation of the Partnerships' net assets (the "Consolidation"), subject to certain conditions, into a single successor company. The potential benefits and risks of the Consolidation were to be presented in a Solicitation Statement that would be mailed to all of the partners of the Exchange Partnerships as soon as the associated Securities and Exchange Commission review process was completed.


On May 15, 2001, Defendants' Counsel reported to the court that, notwithstanding the parties' best efforts, the review of the solicitation statement by the staff of the SEC in connection with the proposed settlement of the Class Action Lawsuit had not been completed. Nonetheless, the Defendants stated their belief that the parties should continue to pursue the court's final approval of the proposed settlement.

Plaintiffs' Counsel also reported that the SEC review has not been concluded and that they had notified the Defendants that they would not agree to continue to stay the further prosecution of the litigation in favor of the settlement and that they intended to seek court approval to immediately resume active prosecution of the claims of the Plaintiffs. Subsequently, the court issued an order setting a trial date of March 4, 2002, referring the case to mediation and referring discovery to a magistrate judge.

The Defendant's and Plaintiff's Counsel continued to negotiate toward a settlement and have reached agreement on a Revised Stipulation of Settlement (the "Revised Settlement") that does not involve a Consolidation. As part of the Revised Settlement, EFG has agreed to buy the loans made by the Exchange
Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date. The Revised Settlement also provides for the liquidation of the Exchange Partnerships' assets, a cash distribution and the dissolution of the Partnerships including the liquidation and dissolution of this Partnership. The court held a hearing on March 1, 2002 to consider the Revised Settlement. After the hearing, the court issued an order preliminarily approving the Revised Settlement and providing for the mailing of notice to the Operating Partnership Sub-Class of a hearing on June 7, 2002 to determine whether the settlement on the terms and conditions set forth in the Revised Settlement is fair, reasonable and adequate and should be finally approved by the court and a final judgment entered in the matter. The Partnership's share of legal fees and expenses related to the Class Action Lawsuit and the Consolidation was estimated to be approximately $449,000, of which approximately $269,000 was expensed by the Partnership in 1998 and additional amounts of $89,000, $41,000, and $50,000 were expensed by the Partnership in 2001, 2000, and 1999, respectively.

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

The Plaintiffs sought damages for, among other things, breaches of contract arising out of the lease of two aircraft to Transmeridian. One breach involved Transmeridian's refusal to repair or replace burned engine blades found in one engine during a pre-return inspection of an aircraft leased from the Plaintiffs. The estimated cost to repair the engine and lease a substitute engine during the repair period for the first aircraft as approximately $488,000. Repairs were completed in June 1999. Plaintiffs were required to advance the cost of repairing the engine and leasing a substitute engine and could not be certain whether the guaranties will be enforced. Therefore, the Partnership expensed its share of these costs of approximately $13,000 and $43,000 in 1999 and 1998, respectively.

The second breach involved an aircraft that was damaged in October 1998 in an on-ground accident. The cost to repair the aircraft was estimated to be at least $350,000. In addition, the Plaintiff was required to lease two substitute engines at a cost of $82,000 per month. During the year ended December 31, 1999, the Plaintiff incurred total engine lease costs of $984,000. This was partially offset by lease rents paid by Transmeridian of $560,000 during the same period. As of September 11, 1999, Transmeridian ceased paying rent on this aircraft. The Plaintiffs also sought to recover insurance coverage for the damage and to enforce written guaranties issued by Apple Vacations that guaranteed Transmeridian's performance under the lease agreement and recovery of all costs, lost revenue and monetary damages in connection with these claims.

As of March 13, 2002, the parties settled all claims involved in this lawsuit and in a related lawsuit involving affiliated entities but not the Partnership pending in the United States District Court for the Southern District of Texas (Houston Division) (the "Texas Action"). The material terms of settlement provide: (i) in exchange for payment of $2,100,000 from Apple to the Plaintiffs all claims arising from or related to the lawsuit and the Texas Action are dismissed with prejudice; (ii) the Plaintiffs shall have Allowed Claims against the bankruptcy estate of Transmeridian in the aggregate amount of $2,700,000;
(iii) the Plaintiffs will be paid $400,000 from the insurance proceeds relating to the aircraft loss; and (iv) each of the parties will receive mutual releases of all claims and counterclaims.

The Partnership has received and recorded $62,000 in the first quarter of 2002, as its share of the $2,100,000 payment. The Partnership has not yet received or recorded its share of the $400,000 from the insurance proceeds. Additionally, the Partnership recognized $95,584 as income in the fourth quarter of 2001 that had been held in escrow pending the resolution of the litigation.


Action  involving  Northwest  Airlines,  Inc.
---------------------------------------------

On September 22, 1995, Investors Asset Holding Corp. and First Security Bank, N.A., trustees of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in United States District Court for the District of Massachusetts against a lessee of the Partnership, Northwest Airlines, Inc. ("Northwest"). The Complaint alleges that Northwest did not fulfill its maintenance and return obligations under its Lease Agreements with the Plaintiffs and seeks declaratory judgment concerning Northwest's obligations and monetary damages. Northwest filed an Answer to the Plaintiffs' Complaint and a motion to transfer the venue of this proceeding to Minnesota. The Court denied Northwest's motion. On June 29, 1998, a United States Magistrate Judge recommended entry of partial summary judgment in favor of the Plaintiffs. Northwest appealed this decision. On April 15, 1999, the United States District Court Judge adopted the Magistrate Judge's recommendation and entered partial summary judgment in favor of the Plaintiffs on their claims for declaratory judgment. In February 2001 the District Court also denied summary judgment on certain of the Plaintiffs' other claims, including their tort claims for conversion.

This matter was tried during August 2001. Subsequent to the evidentiary hearings, the parties submitted proposed findings. Final argument was held on October 29, 2001. The court has the matter under advisement.

NOTE  8  -  QUARTERLY  RESULTS  OF  OPERATIONS  (Unaudited)
-----------------------------------------------------------

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

                                    Three Months Ended


                             March 31,    June 30,    September 30,    December 31,     Total
                             ----------  ----------  ---------------  --------------  ----------
                                   2001
                             ----------
Total lease revenue          $   18,038  $   9,668   $        9,367   $      15,158   $  52,231
Net income (loss) . . . . .      20,671   (503,620)         (64,303)         32,651    (514,601)
Net income (loss) per
  limited partnership unit.        0.07      (1.67)           (0.21)          (0.11)      (1.92)

                                   2000
                             ----------
Total lease revenue . . . .  $   16,779  $  18,582   $        9,694   $      12,867   $  57,922
Net income (loss) . . . . .      36,633     58,075           (1,035)         24,039     117,712
Net income (loss) per
  limited partnership unit.        0.12       0.19            (0.00)           0.08        0.39



The Partnership's net loss in the three months ended June 30, 2001, is primarily the result of a write-down of the impaired loan and interest receivable from Echelon Residential Holdings of $412,170.

                        ADDITIONAL FINANCIAL INFORMATION

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

         SCHEDULE OF EXCESS (DEFICIENCY) OF TOTAL CASH GENERATED TO COST
                              OF EQUIPMENT DISPOSED

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


The Partnership classifies all rents from leasing equipment as lease revenue. Upon expiration of the primary lease terms, equipment may be sold, rented on a month-to-month basis or re-leased for a defined period under a new or extended lease agreement. The proceeds generated from selling or re-leasing the equipment, in addition to any month-to-month revenue, represent the total residual value realized for each item of equipment. Therefore, the financial statement gain or loss, which reflects the difference between the net book value of the equipment at the time of sale or disposition and the proceeds realized upon sale or disposition may not reflect the aggregate residual proceeds realized by the Partnership for such equipment.

The following is a summary of cash excess associated with equipment dispositions occurring in the years ended December 31, 2001, 2000 and 1999.



                                                   2001      2000       1999
                                                 --------  --------  ----------
Rents earned prior to disposal of
  equipment, net of interest charges             $167,802  $302,660  $3,053,556

Sale proceeds realized upon
  disposition of equipment                          9,500     8,800     857,150
                                                 --------  --------  ----------

Total cash generated from rents
  and equipment sale proceeds                     177,302   311,460   3,910,706

Original acquisition cost of equipment disposed    66,392    81,574   3,217,380
                                                 --------  --------  ----------

Excess of total cash generated to cost
  of equipment disposed                          $110,910  $229,886  $  693,326
                                                 ========  ========  ==========

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

            STATEMENT OF CASH AND DISTRIBUTABLE CASH FROM OPERATIONS,
                             SALES AND REFINANCINGS

                      FOR THE YEAR ENDED DECEMBER 31, 2001




                                                             .          Sales and
                                                         Operations   Refinancings     Total
                                                        ------------  -------------  ----------
Net income (loss)                                       $  (524,101)  $       9,500  $(514,601)

Add:
  Management fees                                             2,612               -      2,612
  Write-down of impaired loan and interest receivable       412,170               -    412,170
                                                        ------------  -------------  ----------
  Cash from operations, sales and refinancings             (109,319)          9,500    (99,819)

Less:
  Management fees                                            (2,612)              -     (2,612)
                                                        ------------  -------------  ----------

  Distributable cash from operations,
    sales and refinancings                                 (111,931)          9,500   (102,431)

Other sources and uses of cash:
  Cash and cash equivalents at beginning of year            791,204               -    791,204
  Net change in receivables and accruals                    (70,679)              -    (70,679)
                                                        ------------  -------------  ----------

Cash and cash equivalents at end of year                $   608,594   $       9,500  $ 618,094
                                                        ============  =============  ==========

                                     ======

                            AMERICAN INCOME FUND I-A,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                       SCHEDULE OF COSTS REIMBURSED TO THE
                 GENERAL PARTNER AND ITS AFFILIATES AS REQUIRED
                   BY SECTION 9.4 OF THE AMENDED AND RESTATED
                AGREEMENT AND CERTIFICATE OF LIMITED PARTNERSHIP

                      FOR THE YEAR ENDED DECEMBER 31, 2001



For the year ended December 31, 2001, the Partnership reimbursed the General Partner and its Affiliates for the following costs:



     Operating  expenses     $     351,934

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

None.

PART  III

Item  10.  Directors  and  Executive  Officers  of  the  Partnership.
---------------------------------------------------------------------

     (a-b)  Identification  of  Directors  and  Executive  Officers

The Partnership has no Directors or Officers. As indicated in Item 1 of this report, AFG Leasing VI Incorporated is the sole General Partner of the Partnership. Under the Restated Agreement, as amended, the General Partner is solely responsible for the operation of the Partnership's properties. The Limited Partners have no right to participate in the control of the Partnership's general operations, but they do have certain voting rights, as described in Item 12 herein. The names, titles and ages of the Directors and Executive Officers of the General Partner as of March 15, 2002 are as follows:

DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  GENERAL  PARTNER  (See  Item  13)
-------------------------------------------------------------------------------


                  Name                     Title                      Age    Term
----------------------  --------------------------------------------  ---  ---------
Geoffrey A. MacDonald   Chairman of the general                         .  Until a
..                       partner of EFG and a Director                   .  successor
..                       of the General Partner                         53  is duly
..                                                                  .    .  elected
Gary D. Engle           President and Chief Executive                   .  and
..                       Officer of the general partner of EFG           .  qualified
..                       and President and a Director                    .
..                       of the General Partner                         53

Michael J. Butterfield  Executive Vice President and Chief
..                       Operating Officer of the general partner
..                       of EFG and Treasurer of the General Partner    42

Gail D. Ofgant          Senior Vice President, Lease Operations
..                       of the general partner of EFG and
..                       Senior Vice President of the General Partner   36


     (c)  Identification  of  Certain  Significant  Persons
-----------------------------------------------------------


None.
-----

     (d)  Family  Relationship
------------------------------

No  family relationship exists among any of the foregoing Partners, Directors or
--------------------------------------------------------------------------------
Executive  Officers.
--------------------

(e)  Business  Experience
-------------------------

Mr. MacDonald, age 53, has been a Director of the General Partner since 1990 and
--------------------------------------------------------------------------------
also  served  as  its President from 1990 through August 2001.  Mr. MacDonald is
--------------------------------------------------------------------------------
also  Chairman  of  the Board of the general partner of EFG.  Mr. McDonald was a
--------------------------------------------------------------------------------
co-founder  of  EFG's predecessor, American Finance Group, which was established
--------------------------------------------------------------------------------
in  1980.  Mr.  MacDonald  is  a  member  of  the  Board  of Managers of Echelon
--------------------------------------------------------------------------------
Development  Holdings  LLC   Prior  to  co-founding  American Finance Group, Mr.
--------------------------------------------------------------------------------
MacDonald  held  various  positions  in  the  equipment leasing industry and the
--------------------------------------------------------------------------------
ethical  pharmaceutical  industry with Eli Lilly & Company.  Mr. MacDonald holds
--------------------------------------------------------------------------------
an  M.B.A.  from  Boston  College  and  a  B.A.  degree  from  the University of
--------------------------------------------------------------------------------
Massachusetts  (Amherst).
-------------------------

Mr.  Engle,  age  53,  is Director and President of the General Partner and sole
--------------------------------------------------------------------------------
shareholder,  Director,  President  and  Chief  Executive  Officer  of  Equis
-----------------------------------------------------------------------------
Corporation,  the general partner of EFG.   Mr. Engle is also Chairman and Chief
--------------------------------------------------------------------------------
Executive  Officer  of Semele Group Inc. ("Semele") and a member of the Board of
--------------------------------------------------------------------------------
Managers  of  Echelon  Development Holdings LLC.  Mr. Engle controls the general
--------------------------------------------------------------------------------
partners  of  Atlantic  Acquisition  Limited  Partnership ("AALP") and Old North
--------------------------------------------------------------------------------
Capital  Limited  Partnership ("ONC"). Mr. Engle joined EFG in 1990 and acquired
--------------------------------------------------------------------------------
control of EFG and its subsidiaries in December 1994.  Mr. Engle co-founded Cobb
--------------------------------------------------------------------------------
Partners Development, Inc., a real estate and mortgage banking company, where he
--------------------------------------------------------------------------------
was a principal from 1987 to 1989.  From 1980 to 1987, Mr. Engle was Senior Vice
--------------------------------------------------------------------------------
President  and  Chief  Financial Officer of Arvida Disney Company, a large-scale
--------------------------------------------------------------------------------
community development organization owned by Walt Disney Company.  Prior to 1980,
--------------------------------------------------------------------------------
Mr.  Engle  served  in various management consulting and institutional brokerage
--------------------------------------------------------------------------------
capacities.  Mr.  Engle  has an M.B.A. degree from Harvard University and a B.S.
--------------------------------------------------------------------------------
degree  from  the  University  of  Massachusetts  (Amherst).
------------------------------------------------------------

Mr.  Butterfield,  age  42, has served as Treasurer of the General Partner since
--------------------------------------------------------------------------------
1996.  Joining  EFG  in  June  1992, Mr. Butterfield is currently Executive Vice
--------------------------------------------------------------------------------
President,  Chief  Operating Officer, Treasurer and Clerk of the general partner
--------------------------------------------------------------------------------
of EFG.  Mr. Butterfield is also Chief Financial Officer and Treasurer of Semele
--------------------------------------------------------------------------------
and  Vice  President, Finance and Clerk of Equis/Echelon Management Corporation,
--------------------------------------------------------------------------------
the  manager  of Echelon Residential LLC.  Prior to joining EFG, Mr. Butterfield
--------------------------------------------------------------------------------
was  an  audit  manager  with  Ernst  & Young LLP, which he joined in 1987.  Mr.
--------------------------------------------------------------------------------
Butterfield was also employed in public accounting and industry positions in New
--------------------------------------------------------------------------------
Zealand  and  London  (UK)  prior  to  coming  to the United States in 1987. Mr.
--------------------------------------------------------------------------------
Butterfield  attained  his  Associate Chartered Accountant (A.C.A.) professional
--------------------------------------------------------------------------------
qualification  in  New  Zealand and has completed his C.P.A. requirements in the
--------------------------------------------------------------------------------
United  States.  Mr.  Butterfield  holds  a Bachelor of Commerce degree from the
--------------------------------------------------------------------------------
University  of  Otago,  Dunedin,  New  Zealand.
-----------------------------------------------

Ms.  Ofgant,  age 36, has served as Senior Vice President of the General Partner
--------------------------------------------------------------------------------
since  1998.  Ms.  Ofgant  joined EFG in July 1989 and held various positions in
--------------------------------------------------------------------------------
the organization before becoming Senior Vice President of the general partner of
--------------------------------------------------------------------------------
EFG  in  1998.  Ms.  Ofgant  is  Senior  Vice  President  and Assistant Clerk of
--------------------------------------------------------------------------------
Equis/Echelon  Management  Corporation,  the manager of Echelon Residential LLC.
--------------------------------------------------------------------------------
From  1987  to  1989, Ms. Ofgant was employed by Security Pacific National Trust
--------------------------------------------------------------------------------
Company.  Ms.  Ofgant  holds  a  B.S.  degree  from  Providence  College.
-------------------------------------------------------------------------


     (f)  Involvement  in  Certain  Legal  Proceedings
------------------------------------------------------

None.
-----

     (g)  Promoters  and  Control  Persons
------------------------------------------

Not  applicable.
----------------

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

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 286,274 outstanding Units as of March 15, 2002.

The  ownership  and  organization  of EFG is described in Item 1 of this report.

Item  13.  Certain  Relationships  and  Related  Transactions.
--------------------------------------------------------------

The General Partner of the Partnership is AFG Leasing VI Incorporated, an affiliate of EFG.

     (a)  Transactions  with  Management  and  Others

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 2001, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                     2001      2000      1999
                                 --------  --------  --------

Equipment management fees . . .  $  2,612  $  2,896  $  6,544
Administrative charges. . . . .    36,956    77,806    83,864
Reimbursable operating expenses
   Due to third parties . . . .   312,394   140,456   177,918
                                 --------  --------  --------

 Total                           $351,962  $221,158  $268,326
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

All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At December 31, 2001, the Partnership was owed $7,128 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 2002.

An  affiliate  of  the General Partner owns Units in the Partnership as follows:

                                       Number of    Percent of Total
Affiliate                              Units Owned  Outstanding Units

Old North Capital Limited Partnership        4,000               1.40%
-------------------------------------  -----------  ------------------


Old North Capital Limited Partnership ("ONC") is a Massachusetts limited partnership formed in 1995. The general partner of ONC is controlled by Gary D. Engle and the limited partnership interests in ONC are owned by Semele. Gary D. Engle is Chairman and Chief Executive Officer of Semele and President, Chief
Executive  Officer,  sole  shareholder  and  Director  of EFG's general partner.

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

PART  IV

Item  14.  Exhibits  and  Reports  on  Form  8-K.
-------------------------------------------------

(a)  Documents  filed  as  part  of  this  report:

     (1)     All  Financial  Statements:

The financial statements are filed as part of this report under Item 8 "Financial Statements and Supplementary Data".

     (2)     Financial  Statements  Schedules:

Schedule  II  -  Valuation  and  Qualifying  Accounts:

Schedule II - Valuation and Qualifying Accounts:
------------------------------------------------
   Balance at December 31, 2000                   $      -
   Additions to allowance                          267,795
                                                  --------
   Balance at December 31, 2001                   $267,795
                                                  ========

Allowance for loan receivable
------------------------------------------------
   Balance at December 31, 2000                   $      -
   Additions to allowance                          144,375
                                                  --------
   Balance at December 31, 2001                   $144,375
                                                  ========



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

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

   2.7 Proposed Order Granting Joint Motion to Continue Final Approval Settlement Hearing (March 13, 2001) was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as Exhibit 2.7 and is incorporated herein by reference.

     2.8 Order Setting Trial Date and Discovery Deadlines, Referring Case to Mediation and Referring Discovery to United States Magistrate Judge (June 4,
2001) was filed in the Registrant's Annual Report on Form 10-K/A, Amendment No. 2, for the year ended December 31, 2000 as Exhibit 2.8 and is incorporated herein by reference.

2.9 Plaintiffs' and Defendants' Joint Motion for Preliminary Approval of Revised Stipulation of Settlement and request for hearing is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 as
Exhibit  2.9  and  is  included  herein.

2.10 Plaintiffs' and Defendants' Joint Memorandum in Support of Joint Motion for Preliminary Approval of Revised Stipulation of Settlement is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 as
Exhibit  2.10  and  is  included  herein.

2.11 Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed
Settlement (March 1, 2002) is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 2.11 and is included herein.

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

     99(f)          Lease agreement with General Motors Corporation was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 99 (f) and is incorporated herein by reference.

(b)       Reports  on  Form  8-K

                     None.

(c)           Other  Exhibits

     None.

(d)          Financial  Statement  Schedules:

     Consolidated Financial Statements for Echelon Residential Holdings LLC as of December 31, 2001 and 2000 and for the year ended December 31, 2001 and for the period March 8, 2000 (Date of Inception) through December 31, 2000 and
Independent  Auditors'  Report.

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


          AMERICAN INCOME FUND I-A, a Massachusetts Limited Partnership


     By:  AFG  Leasing  VI  Incorporated,
     a  Massachusetts  corporation  and  the
     General  Partner  of  the  Registrant.






By: /s/   Geoffrey A. MacDonald                        By: /s/   Gary D. Engle
-----------------------------------------------------  --------------------------------------
Geoffrey A. MacDonald                                  Gary D. Engle
Chairman of the general partner of EFG                 President and Chief Executive Officer
and a Director of the General Partner                  of the general partner of EFG,
..                                                      and President and a Director of
..                                                      the General Partner
..                                                      (Principal Executive Officer)




Date: March 29, 2002                                   Date: March 29, 2002
-----------------------------------------------------  --------------------------------------




By: /s/   Michael J. Butterfield
-----------------------------------------------------
Michael J. Butterfield
Executive Vice President and Chief Operating Officer
of the general partner of EFG and Treasurer
of the General Partner
(Principal Financial and Accounting Officer)



Date: March 29, 2002
-----------------------------------------------------